Form 10-K
period 2023-12-31
ZIMMER BIOMET HOLDINGS, INC.
filed 2024-02-23
CIK 1136869

I have

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2023

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

The aggregate market value of shares held by non-affiliates was $30,366,867,100 (based on the closing price of these shares on the New York Stock Exchange on June 30, 2023 and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 14, 2024, 205,084,022 shares of the registrant’s $.01 par value common stock were outstanding.

Documents Incorporated by Reference

Document	Form 10-K
Portions of the Proxy Statement with respect to the 2024 Annual Meeting of Stockholders	Part III

ZIMMER BIOMET HOLDINGS, INC.

ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of federal securities laws, including, among others, statements regarding sales and earnings guidance and any statements about our expectations, plans, intentions, strategies or prospects. We generally use the words “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “sees,” “seeks,” “should,” “could,” “would,” “predicts,” “potential,” “strategy,” “future,” “opportunity,” “work toward,” “intends,” “guidance,” “confidence,” “positioned,” “design,” “strive,” “continue,” “look forward to” and similar expressions to identify forward-looking statements. All statements other than statements of historical or current fact are, or may be deemed to be, forward-looking statements. Such statements are based upon the current beliefs, expectations and assumptions of management and are subject to significant risks, uncertainties and changes in circumstances that could cause actual outcomes and results to differ materially from the forward-looking statements. These risks, uncertainties and changes in circumstances include, but are not limited to: competition; pricing pressures; dependence on new product development, technological advances and innovation; changes in customer demand for our products and services caused by demographic changes, obsolescence, development of different therapies or other factors; shifts in the product category or regional sales mix of our products and services; the effects of business disruptions, either alone or in combination with other risks on our business and operations; the risks and uncertainties related to our ability to successfully execute our restructuring plans; control of costs and expenses; our ability to attract, retain and develop the highly skilled employees, senior management, independent agents and distributors we need to support our business; the possibility that the anticipated synergies and other benefits from mergers and acquisitions will not be realized, or will not be realized within the expected time periods; the risks and uncertainties related to our ability to successfully integrate the operations, products, employees and distributors of acquired companies; the effect of the potential disruption of management’s attention from ongoing business operations due to integration matters related to mergers and acquisitions; the effect of mergers and acquisitions on our relationships with customers, suppliers and lenders and on our operating results and businesses generally; the ability to form and implement alliances; dependence on a limited number of suppliers for key raw materials and other inputs and for outsourced activities; the risk of disruptions in the supply of materials and components used in manufacturing or sterilizing our products; breaches or failures of our information technology systems or products, including by cyberattack, unauthorized access or theft; challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration (“FDA”) and other government regulators, such as more stringent requirements for regulatory clearance of products; the outcome of government investigations; the impact of healthcare reform and cost containment measures, including efforts sponsored by government agencies, legislative bodies, the private sector and healthcare purchasing organizations, through reductions in reimbursement levels, repayment demands and otherwise; the impact of substantial indebtedness on our ability to service our debt obligations and/or refinance amounts outstanding under our debt obligations at maturity on terms favorable to us, or at all; changes in tax obligations arising from examinations by tax authorities and from changes in tax laws in jurisdictions where we do business, including as a result of the “base erosion and profit shifting” project undertaken by the Organisation for Economic Co-operation and Development and otherwise; challenges to the tax-free nature of the ZimVie Inc. (“ZimVie”) spinoff transaction and the subsequent liquidation of our retained interest in ZimVie; the risk of additional tax liability due to the recategorization of our independent agents and distributors to employees; the risk that material impairment of the carrying value of our intangible assets, including goodwill, could negatively affect our operating results; changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations; changes in general industry and market conditions, including domestic and international growth, inflation and currency exchange rates; the domestic and international business impact of political, social and economic instability, tariffs, trade restrictions and embargoes, sanctions, wars, disputes and other conflicts, including on our ability to operate in, export to or from or collect accounts receivable in affected countries; challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the FDA and other government regulators relating to medical products, healthcare fraud and abuse laws and data privacy and security laws; the success of our quality and operational excellence initiatives; the ability to remediate matters identified in inspectional observations or warning letters issued by the FDA and other regulators, while continuing to satisfy the demand for our products; product liability, intellectual property and commercial litigation losses; and the ability to obtain and maintain adequate intellectual property protection.

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

Customers, Sales and Marketing

Our primary customers include orthopedic surgeons, neurosurgeons, and other specialists, healthcare institutions, stocking distributors, healthcare dealers and, in their capacity as agents, healthcare purchasing organizations or buying groups. These customers range from large multinational enterprises to independent clinicians.

We market and sell products through two principal channels: 1) direct to healthcare institutions, such as hospitals and ambulatory surgery centers, referred to as direct channel accounts; and 2) through stocking distributors and healthcare dealers. With direct channel accounts and some healthcare dealers, inventory is generally consigned to sales agents or customers. With sales to stocking distributors, some healthcare dealers and some hospitals, title to product passes upon shipment. Consignment sales represented approximately 85 percent of our net sales in 2023. No individual customer accounted for more than 2 percent of our net sales for 2023.

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

We utilize a network of sales associates, sales managers and support personnel, some of whom are employed or contracted by independent distributors and sales agencies. We invest a significant amount of time and expense in training sales associates in how to use specific products and how to best inform surgeons of product uses and features. Sales force representatives must have strong technical selling and medical education skills to provide technical support for surgeons.

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

Americas. The Americas operating segment is our largest operating segment. This segment is comprised principally of the U.S. and includes other North, Central and South American markets. This segment also includes research, development engineering, medical education and brand management for our product category headquarter locations. The U.S. accounted for approximately 95 percent of net sales in this region in 2023. The U.S. sales force consists of a combination of employees and independent sales agents, most of whom sell products exclusively for Zimmer Biomet. The sales force in the U.S. receives a commission on product sales and is responsible for many operating decisions and costs.

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

EMEA. The EMEA operating segment is our second largest operating segment. France, Germany, Italy, Spain and the United Kingdom (the “UK”) collectively accounted for approximately 55 percent of net sales in the region in 2023. This segment also includes other key markets, including Switzerland, Benelux, Nordic, Central and Eastern Europe, the Middle East and Africa. Our sales force in this segment is comprised of direct sales associates, commissioned agents, independent distributors and sales support personnel. In most European countries, healthcare is sponsored by the government and therefore government budgets impact healthcare spending, which can affect our sales in this segment.

Asia Pacific. The Asia Pacific operating segment includes key markets such as Japan, China, Australia, New Zealand, Korea, Taiwan, India, Thailand, Singapore, Hong Kong and Malaysia. Japan is the largest market within this segment, accounting for approximately 50 percent of the region’s sales in 2023. In Japan and most countries in the Asia Pacific region, we maintain a network of dealers, who act as order agents on behalf of hospitals in the region, and sales associates, who build and maintain relationships with orthopedic surgeons and neurosurgeons in their markets. The knowledge and skills of these sales associates play a critical role in providing service, product information and support to surgeons. In certain countries of this region, healthcare is sponsored by governments.

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

HIPS

Total hip replacement surgeries replace both the head of the femur and the socket portion of the pelvis (acetabulum) of the natural hip. Hip procedures include first-time, or primary, joint replacement as well as revision procedures. Hip implant procedures involve the use of bone cement to attach or affix the prosthetic components to the surrounding bone, or are press-fit into bone, which means that they have a surface that bone affixes to through either ongrowth or ingrowth technologies. Our significant hip brands include the Taperloc® Hip System, Avenir Complete® Hip System, Arcos® Modular Hip System, and G7® Acetabular System. Our ROSA® Robot is also utilized in hip procedures.

S.E.T.

Our S.E.T. product category includes sports medicine, biologics, foot and ankle, upper extremities, trauma and CMFT products. Our sports medicine products are primarily for the repair of soft tissue injuries, most commonly used in the knee and shoulder. Sports medicine products represented 11 percent of our S.E.T. product category net sales in 2023. Our biologics products are used as early intervention for joint preservation or to support surgical procedures. Biologics products represented 8 percent of our S.E.T. product category net sales in 2023. Our foot and ankle and upper extremities products are designed to treat arthritic conditions and fractures in the foot, ankle, shoulder, elbow and wrist. Our foot and ankle products represented 4 percent of our S.E.T. product category net sales in 2023. Our upper extremities products represented 33 percent of our S.E.T. product category net sales in 2023. Our trauma products are used to stabilize damaged or broken bones and their surrounding tissues to support the body’s natural healing process. Trauma products represented 24 percent of our S.E.T. product category net sales in 2023. Our CMFT product division includes face and skull reconstruction products as well as products that fixate and stabilize the bones of the chest in order to facilitate healing or reconstruction after open heart surgery, trauma or for deformities of the chest. CMFT products represented 20 percent of our S.E.T. product category net sales in 2023. Our significant S.E.T. brands include the JuggerKnot® Soft Anchor System, Gel-One® Cross-linked Hyaluronate, Comprehensive® Shoulder, Natural Nail® System, and SternaLock® System. Gel-One® is a registered trademark of Seikagaku Corporation.

OTHER

Our other product category primarily includes our robotic technology, surgical and bone cement products. We market a collective suite of our products and technologies as the ZBEdgeTM Platform. The ZBEdge Platform connects robotic and digital technologies together to collect data before, during and after surgery, that can deliver insights to surgeons to assist in making informed decisions on patient care.

Research and Development

We have extensive research and development activities to develop new surgical techniques, including robotic techniques, materials, biologics and product designs. The research and development teams work closely with our strategic brand marketing function. The rapid commercialization of new data solutions, surgical techniques, innovative new materials, biologics products, and implant and instrument designs remains one of our core strategies and continues to be an important driver of sales growth.

We are broadening our offerings in certain of our product categories and exploring new technologies, including artificial intelligence and machine learning, with possible applications in multiple areas. Our primary research and development facility is located in Warsaw, Indiana. We have other research and development personnel based in, among other places, Canada, China, France, Switzerland and other U.S. locations. As of December 31, 2023, we employed approximately 2,200 research and development employees worldwide.

We expect to continue to identify innovative technologies, which may include acquiring complementary products or businesses, establishing technology licensing arrangements or strategic alliances.

Government Regulation and Compliance

Our operations, products and customers are subject to extensive government regulation by numerous government agencies, both within and outside the U.S. We are subject to supranational, national, regional and local regulations affecting, among other things, the development, design, manufacturing, product standards, packaging, advertising, promotion, labeling, marketing and post-market surveillance of medical products and medical devices in many of the countries in which our products are sold. Our global regulatory environment is increasingly stringent, unpredictable and complex. There is a global trend toward increased regulatory activity related to medical products and medical devices.

Medical Product and Medical Device Regulation

In the U.S., numerous laws and regulations govern the processes by which our products are brought to market. These include the Federal Food, Drug and Cosmetic Act, as amended (“FDCA”), and associated regulations. U.S. Food and Drug Administration (“FDA”) regulations control all aspects of the development, manufacturing, advertising, promotion, marketing, distribution and post-market surveillance of medical products and medical devices. All of our devices marketed in the U.S. have been cleared or approved by the FDA, except for those exempt from FDA premarket clearance and approval and those in commercial distribution prior to May 28, 1976. The process of obtaining FDA clearance or approval to market a product is resource intensive, lengthy, and costly. The FDA review may involve substantial delays that adversely affect the marketing and sale of our products. Most of our new products fall into a classification that requires the submission of a Premarket Notification (510(k)) to the FDA before we can market the new device. This process requires us to demonstrate that the device to be marketed is at least as safe and effective as, that is, substantially equivalent to, a legally marketed device. Other devices we develop and market require stringent FDA clinical investigation and Premarket Approval (“PMA”) requirements, including submission of clinical and laboratory data that establishes that the new medical device is safe and effective. Additionally, certain of our new products incorporate innovations related to artificial intelligence, machine learning and software as a medical device, which are subject to emerging FDA oversight and regulation.

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

The European Union (the “EU”) has adopted the European Medical Device Regulation (the “EU MDR”), which created a single set of medical device regulations for products marketed in all member countries. The EU MDR took effect in May 2021, replacing the European Medical Device Directive (the “MDD”). The EU MDR imposes significant additional premarket and post-market requirements. Products currently certified per the MDD regulations must be certified to the new EU MDR regulation prior to December 2027 or December 2028, depending upon the device’s risk class. The UK additionally is in the process of creating a new medical device framework (the “UK MDR”) following its exit from the European Union. The new regulation, initially scheduled to be implemented in 2023, is anticipated to be delayed until 2025. The UK, in the meantime, continues to allow products meeting the current EU regulations to be marketed.

Our quality management system is based upon the requirements of ISO 13485, the FDA Quality System regulations, the MDD, the EU MDR and other applicable regulations for the markets in which we sell. Our principal manufacturing sites are certified to ISO 13485 and audited at regular intervals. Additionally, our principal sites are certified under the Medical Device Single Audit Program (“MDSAP”), a voluntary audit program developed by regulatory authorities in Australia, Brazil, Canada, Japan, and the United States to assess compliance with the quality management system regulatory requirements of those countries. MDSAP audits are conducted by an MDSAP-recognized auditing organization and can fulfill the needs of the participating regulatory jurisdictions, replacing standard surveillance audits by the regulatory authorities in those countries.

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

Data Privacy Laws

We are subject to evolving supranational, national, state and international data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, location, storage, disposal and protection of health-related and other personal information, including laws and regulations that regulate and restrict cross-border data transfers. Certain of these laws and regulations impose time-sensitive notification requirements to governmental authorities or consumers. We are also subject to emerging guidance governing data security and cyber risk management for medical devices as well as emerging guidance relating to artificial intelligence. Failure to comply with any such data protection laws, regulations and guidance could result in government enforcement actions (which could include civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Information regarding the risks associated with data privacy and protection laws may be found in Item 1A. Risk Factors – If we fail to comply with data privacy and security laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Competition

The orthopedics and broader musculoskeletal care industry is highly competitive. In the global markets for our knees, hips, and S.E.T. products, our major competitors include the DePuy Synthes Companies of Johnson & Johnson, Stryker Corporation and Smith & Nephew plc. There are smaller competitors in these product categories as well that have success by focusing on smaller subsegments of the industry.

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

Human Capital

As of December 31, 2023, we employed approximately 18,000 employees worldwide, including approximately 2,200 employees dedicated to research and development. Approximately 8,000 employees are located within the U.S. and approximately 10,000 employees are located outside of the U.S., primarily throughout Europe and in Japan and China. We have approximately 7,900 employees dedicated to manufacturing our products worldwide.

Our mission is to alleviate pain and improve the quality of life for people around the world. Our commitment to patients shapes all day-to-day decisions at Zimmer Biomet. To be able to accomplish our mission, we have established guiding principles. These guiding principles are central to our human capital management policies and practices. The guiding principles are:

•
Respect and show gratitude for the contributions and diverse perspectives of all team members
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

We believe that representation matters. As of December 31, 2023, women made up approximately 35 percent of our total employee population, and approximately 26 percent of positions at Director level and above. People of Color (“POC”) made up approximately 25 percent of our total employee population in the U.S., and comprised approximately 16 percent of positions at Director level and above. We have established 2026 representation goals for women and POC at all levels of the organization, guided by internal data and external benchmarking.

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

We are also intensely focused on the health and safety of our team members in the workplace. Our environmental, health and safety team constantly monitors various metrics to ensure we are providing a safe environment in which to work. In 2023, our Total Recordable Incident Rate was 0.23 and our Lost Time Incident Rate was 0.13. These results are shared with relevant regulatory agencies as required and presented to our Board of Directors.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 15, 2024.

Name	Age	Position
Ivan Tornos	48	President and Chief Executive Officer
Mark Bezjak	49	President, Americas
Rachel Ellingson	54	Senior Vice President and Chief Strategy Officer
Chad Phipps	52	Senior Vice President, General Counsel and Secretary
Paul Stellato	49	Vice President, Controller and Chief Accounting Officer
Suketu Upadhyay	54	Chief Financial Officer and Executive Vice President - Finance, Operations and Supply Chain
Wilfred van Zuilen	54	Group President, Europe, Middle East and Africa
Lori Winkler	62	Senior Vice President, Chief Human Resources Officer
Sang Yi	61	Group President, Asia Pacific

Mr. Tornos was appointed President and Chief Executive Officer and a member of the Board of Directors in August 2023. Previously, he served as the Company’s Chief Operating Officer since March 2021, as Group President, Global Businesses and the Americas from December 2019 until March 2021, and as Group President, Orthopedics from joining the Company in November 2018 until December 2019. Prior to joining Zimmer Biomet, Mr. Tornos served as Worldwide President of the Global Urology, Medical and Critical Care Divisions of Becton, Dickinson and Company (“BD”) (and previously, C. R. Bard, Inc. (“Bard”)) from June 2017 until October 2018. From June 2017 until BD’s acquisition of Bard in December 2017, Mr. Tornos also continued to serve as President, EMEA of Bard, a position to which he was appointed in September 2013. Mr. Tornos joined Bard in August 2011 and, prior to his appointment as President, EMEA, served as Vice President and General Manager with leadership responsibility for Bard’s business in Southern Europe, Central Europe and the Emerging Markets Region of the Middle East and Africa. Before joining Bard, Mr. Tornos served as Vice President and General Manager of the Americas Pharmaceutical and Medical/Imaging Segments of Covidien International from April 2009 to August 2011. Before that, he served as International Vice President, Business Development and Strategy with Baxter International Inc. from July 2008 to April 2009 and, prior to that, Mr. Tornos spent 11 years with Johnson & Johnson in positions of increasing responsibility. He has also served as a member of the board of directors at PHC Holdings Corporation since September 2021.

Mr. Bezjak was appointed President, Americas in September 2023. As President, Americas, he oversees all commercial, downstream marketing and distribution activities in North America and Latin America. Mr. Bezjak joined Zimmer Biomet in April of 2008 as Director of Corporate Sales and has held roles of increasing importance within the Company, most recently serving as President, North America, since 2021. Prior to his work at Zimmer Biomet, Mr. Bezjak held multiple roles with Teleflex Incorporated ranging from a regional sales representative to Director of Strategic Accounts from 2000 to 2008. He also held various sales representative roles with Michelin Tire Company from 1997 to 2000.

Ms. Ellingson was appointed Senior Vice President and Chief Strategy Officer in April 2018 and was designated as an executive officer in January 2021. Prior to joining Zimmer Biomet, Ms. Ellingson served as a member of the executive leadership team of St. Jude Medical in positions of increasing responsibility from 2012 until 2017, most recently as Vice President, Corporate Strategy from 2015 until 2017. Before joining St. Jude Medical, Ms. Ellingson served as Vice President, Business Development and Investor Relations at AGA Medical Corporation. Prior to joining AGA Medical, Ms. Ellingson had more than 15 years of experience in investment banking, rising to the position of Managing Director, Medical Technology Investment Banking with Bank of America. She has served as a member of the board of directors of Biolife Solutions, Inc. since April 2021 and serves on their audit and compensation committees.

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

Mr. Upadhyay was appointed Chief Financial Officer and Executive Vice President - Finance, Operations and Supply Chain in August 2023. Previously, he served as our Executive Vice President and Chief Financial Officer since joining the Company in July 2019. Prior to joining Zimmer Biomet, Mr. Upadhyay served as Senior Vice President, Global Financial Operations at Bristol-Myers Squibb Company from November 2016 until June 2019. Before joining Bristol-Myers Squibb, he served as Executive Vice President and Chief Financial Officer of Endo International plc from September 2013 to November 2016. Prior to his tenure at Endo International, Mr. Upadhyay served as Interim Chief Financial Officer as well as Senior Vice President of Finance, Corporate Controller and Principal Accounting Officer of BD. Prior to his role as BD’s Interim Chief Financial Officer and Corporate Controller, Mr. Upadhyay was the Senior Vice President of Global Financial Planning and Analysis and also held the role of Vice President and Chief Financial Officer of BD’s international business. Before joining BD in 2010, Mr. Upadhyay held a number of leadership roles across AstraZeneca PLC and Johnson & Johnson. Mr. Upadhyay spent the early part of his career in public accounting with KPMG. He has also served as a member of the board of directors of Vertex Pharmaceuticals Incorporated since May 2022.

Mr. van Zuilen was appointed Group President, Europe, Middle East and Africa in September 2023, after having served as President, Europe, Middle East and Africa since joining the Company in June 2021. He is responsible for the sales, marketing and distribution of products, services and solutions in the Europe, Middle East and Africa region. Prior to joining Zimmer Biomet, Mr. van Zuilen served in various roles for Medtronic plc, including as Vice President, North Western Europe from October 2020 to May 2021, as Vice President, Restorative Therapies Group EMEA from February 2017 through September 2020, and as Vice President, Advanced Surgical Technologies Europe, Surgical Solution Group, from October 2011 through January 2017. He served in other roles of increasing responsibility with Medtronic plc through January 1998. Before joining Medtronic, he spent more than five years in medical sales, most recently with Baxter BV (Edwards Lifesciences).

Ms. Winkler joined Zimmer Biomet as Group Vice President of Human Resources in February 2020 and was appointed Senior Vice President, Chief Human Resources Officer in March 2021. Prior to joining Zimmer Biomet, she served Cardinal Health, Inc. as a Worldwide Vice President of Human Resources in the Medical Segment from November 2016 through January 2020. Before joining Cardinal Health, Ms. Winkler served more than 20 years with Johnson and Johnson, including its subsidiary companies DePuy and Cordis, most recently as Global Head, Human Resources Global Finance from April 2011 through November 2016. She has served as an independent voting member of the board of directors of Family Promise, Inc., a 501(c)(3) charity focused on housing and homelessness, since August 2022.

Mr. Yi was appointed Group President, Asia Pacific, in March 2021. He is responsible for the sales, marketing and distribution of products, services and solutions in the Asia Pacific region. Mr. Yi joined the Company in March 2013 as Senior Vice President, Asia Pacific and was promoted to President, Asia Pacific, in June 2015. Prior to joining the Company, he served as Vice President and General Manager of St. Jude Medical for Asia Pacific and Australia from 2005 to 2013. Prior to that, Mr. Yi held several leadership positions over a ten-year period with Boston Scientific Corporation, ultimately serving as Vice President for North Asia.

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

Item 1A. Risk Factors

We operate in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. Our business, financial condition and results of operations may be impacted by a number of factors. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially harm our business, financial condition or results of operations, including causing our actual results to differ materially from those projected in any forward-looking statements. The following list of material risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, also may materially adversely affect us in future periods. You should carefully consider these risks and uncertainties before investing in our securities.

Risks Related to our Business, Operations and Strategy

Our success depends on our ability to effectively develop and market our products against those of our competitors.

We operate in a highly competitive environment. Our present or future products could be rendered obsolete or uneconomical by technological advances by one or more of our present or future competitors. To remain competitive, we must continue to identify, prioritize, develop and acquire new products and technologies, as well as identify, prioritize and improve existing products and technologies. We must also obtain and maintain regulatory approvals for such products, accurately forecast demand, manufacture the correct mix of products, distribute products to multiple global markets and market those products profitably. For example, we have experienced elevated charges for excess and obsolete inventory while also facing increased backorders due to unpredictable demand fluctuations across our various markets, and there can be no assurance that production mix planning or inventory allocation will match end market demand.

Competition within our markets is primarily on the basis of technology, innovation, quality, reputation, customer service and pricing. In markets outside of the U.S., other factors influence competition as well, including local distribution systems, complex regulatory environments, and differing medical philosophies and product preferences. Our competition may have greater financial, marketing, technical and other resources than us; respond more quickly to new or emerging technologies; undertake more extensive marketing campaigns; operate more effective planning, manufacturing, sales and distribution channels; adopt more aggressive pricing policies; or be more successful in attracting potential customers, employees and strategic partners. We also face competition from pharmaceutical and other therapies that may be more attractive than, or have other benefits over, our products, or that could affect the frequency, progressions or symptoms of diseases and conditions that our products treat. Any of these factors, alone or in combination, could cause us to have difficulty maintaining or increasing sales of our products or otherwise have an adverse effect on our business and financial results.

Our products may become obsolete, customers may not buy our products, and our revenue and profitability may decline without the timely introduction of new products and enhancements, due to changes in markets, or due to changes in applicable standards of care.

Demand for our products may change, in certain cases, in ways we may not anticipate because of evolving customer needs, changing demographics, changing industry growth rates, declines in the musculoskeletal implant market, the introduction of competing products and technologies, the emergence of alternative treatment methods, and evolving surgical philosophies and industry standards. Our products may become obsolete without the timely introduction of new products and enhancements, or due to changes in applicable standards of care. If that happens, our revenue and operating results would suffer. The success of our new and enhanced product offerings will depend on several factors, including our ability to properly identify and anticipate customer needs; commercialize new products in a timely manner; manufacture and deliver instruments and products in sufficient volumes on time; differentiate our offerings from competitors’ offerings; achieve positive clinical outcomes for new products; satisfy the increased demands by healthcare payors, providers and patients for shorter hospital stays, faster post-operative recovery and lower-cost procedures; innovate and develop new materials, product designs and surgical techniques; and provide adequate medical education relating to new products.

In addition, new materials, product designs, product enhancements and surgical techniques that we develop may not be accepted quickly, in some or all markets, because of, among other factors, the need for regulatory clearance, entrenched patterns of clinical practice and uncertainty with respect to third-party reimbursement.

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

We have initiated a series of restructuring programs to reduce costs, improve efficiency, spin off certain businesses, and prioritize investments in higher-priority growth operations. Restructuring initiatives involve complex plans and actions that may include, or result in, workforce reductions, plant closures and/or consolidations, product portfolio rationalizations and asset impairments. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiencies during transitional periods. Restructuring initiatives present risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including higher than anticipated costs in implementing our restructuring programs, as well as management distraction. For more information on our restructuring programs, see Note 5 to our consolidated financial statements. If we fail to achieve some or all of the expected benefits of our restructuring programs, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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
•
unforeseen difficulties related to entering markets for which or geographic regions where we do not have prior experience;
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

We and our third-party manufacturers have manufacturing sites all over the world. In some instances, however, the manufacturing of certain of our product lines is concentrated in one or a few plants which are concentrated in a single country or region. Damage to one or more facilities from weather or natural disaster-related events, vulnerabilities in technology, cyber-attacks against our information systems or the information systems of our business partners (such as ransomware attacks), issues in manufacturing arising from failure to follow specific internal protocols and procedures, compliance concerns relating to the Quality System Regulation (“QSR”) and Good Manufacturing Practice requirements, equipment breakdown or malfunction, reductions in operations and/or worker absences, trade impediments, international sanctions, wars or other factors could adversely affect the ability to manufacture and distribute our products. In the event of an interruption in manufacturing or involving a critical supplier, we may be unable to move quickly to alternate means of producing or acquiring affected products or to meet customer demand, and alternative sources of supply may not be adequate to accommodate sudden increases in demand. We have experienced such interruptions previously, and we may experience such interruptions in the future. In the event of a significant interruption, for example, as a result of our or a supplier’s failure to follow regulatory protocols and procedures, we (or our suppliers) may experience lengthy delays in resuming production of affected products due primarily to the need for additional regulatory approvals. The global supply chain has been and continues to be negatively impacted by a variety of macro factors which have, in part, resulted in challenges to meet end market demand in some instances. As a result, we may experience lost sales, which we may be unable to recover, loss of market share, which we may be unable to recapture, and/or harm to our reputation, which could adversely affect our business, financial condition and results of operations.

Disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products by us or third-party suppliers could adversely affect our business, financial condition and results of operations.

We purchase many of the materials and components used in manufacturing our products from third-party suppliers, and we outsource some key manufacturing activities. Certain of these materials and components and outsourced activities can only be obtained from a single source or a limited number of sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases, we may not be able to establish additional or replacement suppliers for such materials or components or outsourced activities in a timely or cost effective manner, due to market constraints or as a result of FDA or other worldwide regulations that require validation of materials and components prior to their use in our products and the complex nature of our and many of our suppliers' manufacturing processes and the need for clearance or approval of significant changes by FDA and other worldwide regulatory bodies prior to implementation. A reduction or interruption in the supply of materials or components used in manufacturing our products, such as due to loss of access to one or more suppliers; an inability to timely develop and validate alternative sources if required; or a significant increase in the price of such materials or components could adversely affect our business, financial condition and results of operations.

In addition, many of our products require sterilization prior to sale, and we utilize a mix of internal resources and contract sterilizers to perform this service. We also provide sterilization services to certain of our customers. To the extent we or our contract sterilizers are unable to sterilize our products or provide sterilization services to our customers, whether caused by capacity, availability of materials for sterilization, and regulatory or other restrictions on the use of ethylene oxide or otherwise, we may be unable to transition to other contract sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner or at all, which could have a material impact on our results of operations and financial condition.

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

We are dependent on sophisticated information technology and if we fail to effectively maintain or protect our information systems and data, including from cybersecurity events, our business could be adversely affected.

We are dependent on sophisticated information technology for our products and infrastructure. As a result of technology initiatives, expanding and evolving privacy and cybersecurity laws, changes in our system platforms and the ongoing integration of business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems and cybersecurity capabilities. In addition, some of our products and services incorporate software or information technology that collects data regarding patients and patient therapy, and some software and other products we provide to customers connect to our and third-party systems for maintenance and other purposes. We also have outsourced elements of our operations to third parties (including suppliers, customers and other business partners), and, as a result, we manage a number of third parties who may now or could in the future have access to our confidential information, including, but not limited to, intellectual property, proprietary business information and personal information of patients, team members and customers (collectively “Confidential Information”).

Our information systems, and those of third parties with whom we contract, require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information technology, evolving systems and regulatory standards, changing threats and vulnerabilities, and the increasing need to protect data including patient, customer and Confidential Information. In addition, given their size and complexity, these systems are vulnerable to service interruptions and to security breaches from inadvertent or intentional actions by our employees, third-party suppliers and/or business partners, and from cyber-attacks by malicious third parties attempting to gain unauthorized access to our products, systems or Confidential Information. Our use of artificial intelligence and machine learning in our infrastructure and products exposes us to new threats, risks and uncertainties, including with respect to changing laws and regulations regarding the use of such technologies.

Like other large multi-national corporations, we regularly experience cyber attacks, and we expect to continue to be subject to such attacks. These attacks may include phishing, state-sponsored cyber attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents. Evolving artificial intelligence and machine learning continue to improve the capabilities of cyber attackers. In addition, as a result of our adoption of remote work arrangements in many positions, a significant number of our employees who are able to work remotely are doing so, and malicious cyber actors may increase efforts targeting remote workers, which exposes us to additional cybersecurity risks. Our cybersecurity program, incident response efforts, business continuity procedures and disaster recovery planning may not be sufficient for all eventualities. If we fail to maintain or protect our information systems and data integrity effectively, we could:

•
suffer a loss of access to or alteration of all or a portion of our Confidential Information;
•
have difficulty meeting our compliance requirements, including with respect to data retention and reporting, QMS, quality reporting or other requirements;
•
have difficulty developing new or enhanced products;
•
lose existing customers, suppliers and business partners;
•
have difficulty attracting new customers;
•
have problems in determining product cost estimates and establishing appropriate pricing;
•
suffer outages or disruptions in our operations, supply chain, products and/or services, including our ZBEdgeTM ecosystem;
•
have difficulty preventing, detecting, and controlling fraud;
•
have disputes with customers, physicians, other healthcare professionals and payors for our products;
•
have regulatory sanctions or penalties imposed;
•
incur increased operating expenses;
•
be subject to issues with product functionality that may result in a loss of data, risk to patient safety, field actions and/or product recalls;
•
incur expenses or lose revenues as a result of a data privacy breach; or
•
suffer other adverse consequences.

We will continue to dedicate significant resources to protect against unauthorized access to our systems and work with government authorities to detect and reduce the risk of future cyber incidents; however, cyber-attacks are becoming more sophisticated, frequent and adaptive. Therefore, despite our efforts, we cannot assure that cybersecurity incidents or data breaches will not occur or that technology or information system issues will not arise in the future. Any significant breakdown, intrusion, breach, interruption, corruption or destruction of these systems could have a material adverse effect on our business and reputation and could materially adversely affect our results of operations and financial condition.

Business and economic conditions have adversely impacted, and may, either alone or in combination with other risks, in the future adversely impact, our business, results of operations and financial condition, the nature and extent of which impacts are uncertain and unpredictable.

Our operations expose us to risks from business interruptions that may arise from a variety of sources, including public health crises; supply chain disruptions; loss of or limitations on access to certain markets due to trade and tariff disputes and disruptions or national, regional and global conflicts; adverse economic developments; healthcare staffing challenges; government shutdowns; natural disasters; and other events that can, singly or in combination with other factors, adversely affect our business and financial results. There can be no assurance that we will successfully manage risks, such as experienced during the COVID-19 pandemic, without adverse impacts to our business or financial results. Moreover, the occurrence of any one or more risks described in these Risk Factors or otherwise may have unpredictable effects on other risks, our business, financial or operational results which may be comparable to, or more adverse than, those we experienced in connection with the COVID-19 pandemic.

If we fail to retain the employees, independent agents and distributors upon whom we rely heavily to market our products, customers may not buy our products and our revenue and profitability may decline.

Our marketing success in the U.S. and abroad depends significantly upon our employees’, agents’ and distributors’ sales and service expertise in the marketplace. Many of these employees, agents and distributors have developed professional relationships with existing and potential customers because of the agents’ detailed knowledge of products and instruments. A loss of a significant number of our marketing employees, agents or distributors could have a material adverse effect on our business and results of operations.

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

Many customers of our products have formed group purchasing organizations in an effort to contain costs. Group purchasing organizations negotiate pricing arrangements with medical supply manufacturers and distributors, and these negotiated prices are made available to a group purchasing organization’s affiliated hospitals and other members. If we are not one of the providers selected by a group purchasing organization, affiliated hospitals and other members may be less likely to purchase our products, and, if the group purchasing organization has negotiated a strict compliance contract for another manufacturer’s products, we may be precluded from making sales to members of the group purchasing organization for the duration of the contractual arrangement. Our failure to respond to the cost-containment efforts of group purchasing organizations may cause us to lose market share to our competitors and could have a material adverse effect on our sales and results of operations.

Initiatives to limit the growth of general healthcare expenses and hospital costs are ongoing in the markets in which we do business, and we have experienced downward pressure on product pricing and other effects of healthcare reform in our international markets. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing. For example, China has implemented a volume-based procurement (“VBP”) process designed to reduce medical spending, which has in the past resulted in, and could in the future result in, reduced margins on covered devices and products, required renegotiation of distributor arrangements, and incurrence of inventory-related charges. In cases where our product is not selected in VBP, sales of that product are substantially impacted. Similarly, the Italian Public Administration has implemented a Pay Back Law to obtain reimbursement from the medical device industry to contribute to government overspending on medical devices beginning in 2015, which assessments we are challenging. Additional cost reduction and recovery strategies are likely to be proposed in various jurisdictions, the effects of which are difficult to predict, but may have a material adverse effect on our sales and results of operations.

Pricing pressure continues due to consolidation among healthcare providers, trends toward managed care, the shift toward governments becoming the primary payors of healthcare expenses, reductions in reimbursement levels and government laws and regulations relating to reimbursement and pricing generally. If key participants in government healthcare systems reduce the reimbursement levels for our products, including through regulatory changes, elections and other political changes, our business, financial condition, results of operations and cash flows may be adversely affected.

Financial, Credit and Liquidity Risks

We incurred substantial additional indebtedness in connection with previous mergers and acquisitions and may not be able to meet all of our debt obligations, and interest rate risk could adversely affect our indebtedness.

We incurred substantial additional indebtedness in connection with previous mergers and acquisitions. At December 31, 2023, our total indebtedness was $5.8 billion. As of December 31, 2023, our debt service principal obligations (excluding interest, leases and equipment notes), during the next 12 months are expected to be $0.9 billion. As a result of the increase in our debt, demands on our cash resources have increased; such demand would further amplify if we fund future mergers and acquisitions using debt financing. Our current and future increased level of debt could, among other things:

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
•
restrict our ability to make strategic investments, collaborations, acquisitions or dispositions or to exploit business opportunities;
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

In addition, the interest rates applicable to certain of our debt obligations are based on a fluctuating rate of interest determined by reference to the Secure Overnight Financing Rate (“SOFR”) or other externally-determined rates. SOFR and such other rates have increased from recent lows, which has increased our cost of borrowing. Any further increase in interest rates applicable to our debt obligations would increase our cost of borrowing and could adversely affect our financial position, results of operations or cash flows.

Changes in tax laws in countries in which we do business are expected to negatively impact our effective tax rate; further changes in tax laws may have a further negative impact.

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

Tax law changes in certain foreign jurisdictions in which we operate conforming to Pillar Two of the base erosion and profit shifting plan (“Pillar Two”) undertaken by the Organisation for Economic Co-operation and Development will take effect in 2024. We expect the implementation and interpretation of Pillar Two across all jurisdictions where we do business will have an adverse effect on our effective tax rate, results of operations and cash flows. These tax law changes require profits earned in such jurisdictions to be subject to a minimum 15 percent income tax rate. Currently, uncertainty exists regarding how the Pillar Two rules interact with existing national tax laws and whether such rules pertaining to the Undertaxed Profits Rule that will take effect in 2025 are consistent with existing tax treaty obligations.

We may have additional tax liabilities as a result of examinations and audits.

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

We structure our relationships with independent agents and distributors in a manner that we believe results in an independent contractor relationship, not an employee relationship. Although we believe that our independent agents and distributors are properly characterized as independent contractors, tax, labor or other regulatory authorities may in the future challenge our characterization of these relationships. Further, we have been subject to lawsuits challenging the characterization of these relationships. Changes in classification from independent contractor to employee can result in a change to various requirements associated with the payment of wages, tax withholding, and the provision of unemployment, health, and other traditional employer-employee related benefits. If regulatory authorities or state, federal or foreign courts were to determine our independent agents or distributors are employees and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes, as well as provide other employer-employee related benefits. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our independent agents and distributors are our employees could have a material adverse effect on our business, financial condition or results of operations.

Future material impairments in the carrying value of our intangible assets, including goodwill, would negatively affect our operating results.

Goodwill and intangible assets represent a significant portion of our assets. At December 31, 2023, we had $8.8 billion in goodwill and $4.9 billion of intangible assets. The goodwill results from our acquisition activity and represents the excess of the consideration transferred over the fair value of the net assets acquired. We assess at least annually whether events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. As discussed further in Note 11 to our consolidated financial statements, in the fourth quarter of 2022, we recorded goodwill impairment charges of $289.8 million as a result of, among other factors, changes in foreign currency exchange rates in our European-based currencies, inflation and a higher interest rate environment; and in the second quarter of 2022 and 2021, we recorded $3.0 million and $16.3 million, respectively, of in-process research and development (“IPR&D”) intangible asset impairments on certain IPR&D projects. There were no impairment charges during the year ended December 31, 2023, but if the operating performance at one or more of our reporting units significantly declines, including if competing or alternative technologies or pharmacological treatments, emerge, if market conditions or future cash flow estimates for one or more of our businesses decline, or as a result of restructuring initiatives pursuant to which we reorganize our reporting units, we could be required to record additional impairment charges. Any write-off of a material portion of our goodwill or unamortized intangible assets would negatively affect our results of operations.

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

Global Operational Risks

We conduct a significant amount of our sales and manufacturing activities outside of the U.S., which subjects us to additional business risks and may cause our profitability to decline due to increased costs.

We sell our products in more than 100 countries and derived approximately 42 percent of our net sales in 2023 from outside the U.S. We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•
changes to trade restrictions and protection measures, new import or export requirements, new or increased tariffs, trade embargoes and sanctions and other trade barriers, which may prevent us from shipping products to or from a particular market, restrict our access to certain sources of raw materials and other inputs, increase our operating costs and disrupt our ability to collect payment for our products and services in particular markets;
•
changes in foreign medical reimbursement policies and programs;
•
differences in and changes to foreign regulatory requirements, such as more stringent requirements for regulatory clearance of products;
•
differing local product preferences and product requirements;
•
fluctuations in foreign currency exchange rates;
•
the effects of inflation, including the effects of different rates of inflation in different countries, on our costs and expenses, and the costs of our products;
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
•
labor force instability;
•
increased tax liabilities under foreign tax laws or changes thereto; and
•
political, social and economic instability and uncertainty, including wars, other conflict and sovereign debt issues.

Violations of foreign laws or regulations could result in fines; criminal sanctions against us, our directors, officers, employees, agents or distributors; prohibitions or restrictions relating to the conduct of our business; and damage to our reputation.

Wars and other conflicts may increase certain of these risks and may adversely affect our business and financial performance, including by limiting our ability to operate in, or export from, certain markets. Losing access to such markets or to exports from such markets may have a material adverse effect on our business, and may limit our ability to operate, both in the affected market and globally.

The effects of emerging, expanding and new conflicts, such as a possible expansion of the Russian-Ukrainian conflict, a possible expansion of conflicts in the Middle East, or a possible conflict involving China and Taiwan, may not be limited to the specific markets involved. Sanctions and other civil, political and economic effects of such conflicts are likely to have adverse impacts upon us. For example, we produced implants and instruments in China that supported a significant portion of our global total profit in 2023; if trade restrictions or other barriers arose that limited our ability to export from China and we are unable to fully mitigate the risk or find alternative sources of supply, such trade restrictions could have a material and adverse effect on our sales and results of operations. Additionally, other trade disruptions include supply chain continuity disruption; inflationary pressures and increased costs of raw materials and inputs; manufacturing or shipping delays; increased shipping costs and transit delays (such as experienced due to attacks on shipping transiting the Red Sea); and increased disruptions and delays affecting our ability to operate in and to collect payment for our products and services in particular markets.

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

Legal, Regulatory and Compliance Risks

We are subject to complex and expensive laws and governmental regulations relating to the development, design, product standards, packaging, advertising, promotion, post-market surveillance, manufacturing, labeling and marketing of our products, non-compliance with which could adversely affect our business, financial condition and results of operations.

Our global regulatory environment is increasingly stringent, unpredictable and complex. The products and services we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other supranational, national, federal, regional, state and local governmental authorities. The process of obtaining regulatory approvals and clearances to market these products can be costly and time consuming and approvals might not be granted for future products on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products or product enhancements, or loss of approval for current products, could result in delayed realization of product revenues or in substantial additional costs. Emerging opportunities, including those presented by the use of machine learning and artificial intelligence in our current and future products, devices and services are expected to present new, complex and potentially inconsistent legal and regulatory requirements across the various jurisdictions in which we operate.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations, the EU MDR and other supranational, national, federal, regional, state and local requirements. These requirements relate to quality systems, recordkeeping, labeling, promotional and marketing requirements, adverse event reporting regulations and other matters, which are subject to continual review and are monitored rigorously through periodic inspections by regulators, which may result in observations (such as on FDA Form 483), and in some cases warning letters, that require corrective action or other forms of enforcement. Additionally, the availability of designated European notified body services to certify compliance with the new EU MDR requirements is limited, which may delay the marketing approval for some of our products under the EU MDR (and, potentially, the UK MDR). Furthermore, regulators strictly regulate the promotional claims that we may make about approved or cleared products.

If a regulator were to conclude that we are not in compliance with applicable laws or regulations, that any of our products are ineffective or pose an unreasonable health risk, or that we have marketed or promoted a product for use other than as indicated in the product labelling approved by the regulator, the regulator may ban such products; detain or seize adulterated or misbranded products; order a recall, repair, replacement, or refund of payment of such products; refuse to grant pending premarket approval applications; refuse to provide certificates for exports; require us to notify healthcare professionals and others that the products present unreasonable risks of substantial harm to the public health; and subject us to fines, injunctions or other penalties. The regulator may also impose operating restrictions, including a ceasing of operations at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to our products, seizing our products, and/or assessing civil or criminal penalties against our officers, employees or us. Regulators could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us, and/or recommend prosecution. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

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

We process personal and personal health data in our business, particularly through our ZBEdgeTM ecosystem. In addition, some of our products and services incorporate software or information technology that processes patient health data for treatment, maintenance and other purposes. Further, we obtain and process personal data related to our employees, individual business partners (such as physicians and consultants), and website visitors located around the world. These data and information-focused activities carry additional risk.

We are subject to laws and regulations that govern the collection, use, disclosure, transfer, storage, location, disposal, processing and protection of health-related, personal and other information. The FDA has issued guidance to which we are subject concerning data security for medical devices. In addition to U.S. federal laws and regulations, a number of U.S. states have also enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, medical and financial information, biometric data and other personal information. These laws and regulations may be more restrictive than, and not be preempted by, U.S. federal laws. The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving as countries continue to adopt privacy and data security laws that may apply to us, both because our operations are located in those countries and/or because we provide products and services to customers in those countries. In addition, certain of our suppliers, partners, affiliates and associates are subject to privacy, security and breach notification regulations established under these and other international, national, state and local laws. We, and certain of our suppliers, partners, affiliates and associates, are also subject to reporting requirements relating to certain data breaches and cybersecurity events.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and we expect to incur substantial costs to monitor for and comply with changing and additional requirements. In addition, new and more stringent multinational, national and state privacy legislation and regulations are likely to be adopted. We cannot predict all the jurisdictions in which new legislation, regulation or enforcement might arise, the scope of such legislation, regulation and enforcement, or the potential impact to our business and operations of any such changes. Failure to comply with U.S. and international data protection laws and regulations, and the disclosure of any data or related breach, could result in government enforcement actions (which could include substantial civil and/or criminal penalties and injunctive relief), private litigation and/or adverse publicity and could have a material adverse impact on our business, financial condition or results of operations.

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

We are substantially dependent on patent and other proprietary rights, and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in the payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary rights against others.

Claims of intellectual property infringement and litigation regarding patent and other intellectual property rights are commonplace in our industry and are frequently time consuming and costly. At any given time, we may be involved as either plaintiff or defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent and other intellectual property litigation, such litigation has in the past resulted in, and could in the future result in, our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and proprietary rights against others, which could have a material adverse effect on our business, finances and results of operations.

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

In addition to intellectual property and product liability claims and lawsuits, we are involved in various other litigation, claims and other proceedings that arise from time to time. Although we believe there are substantial defenses in these matters, litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. Given the uncertain nature of legal proceedings generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome. We could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our financial results in any particular period.

Risks Related to Our Organizational Documents and Jurisdiction of Incorporation

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our Restated Certificate of Incorporation, our Restated By-Laws and the Delaware General Corporation Law may have an anti-takeover effect and may delay, complicate, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction, including those that a stockholder might consider in its best interest, that might result in a premium over the market price for the shares held by our stockholders, or that may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

Our Restated By-Laws designate certain Delaware courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our Restated By-Laws provide that, unless we consent in writing to the selection of an alternative forum, a state court located within the State of Delaware (or, if no state court located in the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any stockholder (including any beneficial owner) to bring certain actions against us or on behalf of the Company. Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have received notice of and consented to this provision. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established a cybersecurity program intended to protect the confidentiality, integrity and availability of our systems, data and products in a manner consistent with industry best practices and the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. We are currently ISO 27001 certified for our surgery planning ecosystem and plan to continue to maintain this industry certification. We evaluate and monitor cybersecurity risk as part of our overall enterprise risk management framework. Our cybersecurity program includes a variety of processes to assess, identify and manage risks from cybersecurity threats arising from our own and third-party provided systems, including customized annual training requirements, simulation exercises, threat monitoring and detection tools (including those using artificial intelligence and machine learning), threat containment methods, risk assessments, third-party penetration testing and security requirements for our suppliers and other third parties. We assess third party cybersecurity controls through a cybersecurity questionnaire and include security and privacy addenda to our contracts where applicable. We maintain separation of duties between our cybersecurity organization and other IT functional areas as well as established roles that define the responsibility of the cybersecurity team within our organization.

Under our program, cybersecurity issues are analyzed by subject matter experts, including those in information security, information technology, risk, and other areas to evaluate potential security, financial, operational, reputational and other risks, as well as to identify any potential data breaches or other cybersecurity incidents. Matters involving potential data breaches and other cybersecurity incidents are considered against applicable escalation and notification requirements. We monitor and periodically enhance our cybersecurity program, processes, techniques and procedures to combat evolving and adaptive cybersecurity threats.

We engage third parties to enhance and strengthen our cybersecurity program, to provide additional capabilities and support and to provide annual independent assessments and evaluations of our cybersecurity program. Third parties also provide managed services for security operations, incident response, vulnerability remediation consulting, security remediation services, patching, and external audit services.

Like other large multi-national corporations, we regularly experience cybersecurity incidents, and we expect to continue to be subject to such incidents. To date, there have not been any previous cybersecurity incidents that materially affected us. However, we are subject to ongoing risks from cybersecurity threats that could materially affect us, including our business strategy, results of operations, or financial condition, as further described in Item 1A. Risk Factors - We are dependent on sophisticated information technology and if we fail to effectively maintain or protect our information systems or data, including from data breaches and cybersecurity events, our business could be adversely affected.

Governance

The Audit Committee of the Board of Directors oversees our cybersecurity program. It considers cybersecurity risk individually and within our overall risk management framework. We obtain periodic assessments of our cybersecurity program from independent third party experts, the results of which assessments are reported to the Audit Committee. Additionally, cybersecurity threats and incidents determined through our cybersecurity program to present potential material impacts to our financial results, operations, and/or reputation are required to be immediately reported to the Audit Committee in accordance with our escalation framework.

Our Chief Information Security Officer (“CISO”) leads our cybersecurity program through our global information security operations team. Our CISO has over 20 years of experience in information technology security obtained in civilian and military roles, and regularly reports on cybersecurity matters to our Audit Committee. As of December 31, 2023, our Cybersecurity, Risk and Compliance team consisted of team members and contractors, many of whom have advanced degrees and cybersecurity-related industry certifications. Under the direction of our CISO, we monitor developments that could affect our long-term organizational cybersecurity strategy based on threats globally and to continually enhance our cybersecurity program in response to such developments.

We have established processes providing for timely review of cybersecurity incidents by a cross-functional subcommittee of our Disclosure Committee to evaluate such incidents for potential disclosure, and to ensure that the members of management responsible for overseeing the operation of our disclosure controls and procedures are informed of such cybersecurity risks and incidents. This subcommittee consists of leading representatives from our information security, accounting, legal and internal audit functions and may be supplemented by other subject matter experts depending on the nature of cybersecurity incidents under review. The subcommittee meets on a periodic and ad hoc basis to receive reports about cybersecurity incidents and our cybersecurity program. The subcommittee escalates certain cybersecurity incidents to the Disclosure Committee within our escalation framework. Additionally, our escalation framework requires that any cybersecurity incidents determined to be material be immediately reported to the Audit Committee.

Item 2. Properties

We own or lease approximately 300 different facilities around the world, of which approximately half are in the U.S. Our corporate headquarters is in Warsaw, Indiana. Warsaw, Indiana is also home to our most significant manufacturing, research and development (“R&D”) and other business activities for our Knees, Hips and S.E.T. product divisions. Internationally, our EMEA regional headquarters is in Switzerland and our Asia Pacific regional headquarters is in Singapore.

We have approximately 25 manufacturing locations in the U.S. and internationally. Our most significant locations outside of the U.S. are in Switzerland, Ireland, China, and Puerto Rico. We primarily own our manufacturing facilities in the U.S.; internationally, we occupy both owned and leased manufacturing facilities.

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

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange and the SIX Swiss Exchange under the symbol “ZBH.” As of February 6, 2024, there were approximately 13,587 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

The information required by this Item concerning equity compensation plans is incorporated herein by reference to Item 12 of this report.

The graph below shows the cumulative total stockholder return on our common stock compared to the S&P 500 Stock Index and the S&P 500 Health Care Equipment Index. The chart assumes $100 was invested on December 31, 2018 in Zimmer Biomet common stock and each index and that dividends were reinvested. Returns over the indicated period should not be considered indicative of future returns.

Company/Index	2018	2019	2020	2021	2022	2023
Zimmer Biomet Holdings, Inc.	$100.00	$145.38	$150.84	$125.16	$130.55	$125.57
S&P 500 Stock Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 Health Care Equipment Index	100.00	129.32	152.12	181.56	147.32	160.64

Issuer Purchases of Equity Securities

The following table summarizes repurchases of common stock settled during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program(1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
October 2023	-	$-	-	$591,700,271
November 2023	1,610,580	111.44	1,610,580	412,214,066
December 2023	2,160,287	118.69	2,160,287	155,805,204
Total	3,770,867	$115.60	3,770,867	$155,805,204

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Annual Report on Form 10-K. Amounts reported in millions within this Annual Report on Form 10-K are computed based on the actual amounts. As a result, the sum of the components may not equal the total amount reported in millions due to rounding. In addition, certain columns and rows within tables may not sum to the totals due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded amounts.

The following discussion, analysis and comparisons generally focus on the operating results for the years ended December 31, 2023 and 2022. Discussion, analysis and comparisons of the years ended December 31, 2022 and 2021 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

EXECUTIVE LEVEL OVERVIEW

2023 Financial Highlights

In 2023, we experienced fewer disruptions to elective surgical procedures from the COVID-19 global pandemic as compared to 2022 when the Omicron variant and staffing shortages caused widespread deferrals of procedures. In addition, improvements in our supply chain, procedure volume recovery from patients who deferred surgical procedures related to the pandemic, new product introductions and commercial execution have contributed to our net sales growth. As a result, in 2023 our net sales increased by 6.5 percent compared to 2022. Our net sales in 2023 were tempered by a negative 1.0 percent effect from changes in foreign currency exchange rates.

Our net earnings from continuing operations were $1,024.0 million in 2023 compared to $290.2 million in 2022. Our net earnings increased in 2023 driven by the higher net sales, favorable tax settlements and lower operating expenses. Operating expenses declined primarily due to lower litigation-related, restructuring-related and quality remediation-related charges. In addition, 2022 included $292.8 million of goodwill and intangible asset impairments, and a $116.6 million loss on our investment in ZimVie.

2024 Outlook

We expect year-over-year revenue growth of mid-single digits in 2024 to be driven by a combination of market growth, new product introductions, commercial execution and continued improvements in product supply. Based on foreign currency exchange rates at the end of 2023, we expect foreign currency to negatively affect year-over-year net sales by approximately 0.5 percent. We estimate operating profit will increase in 2024 when compared to 2023 due to higher net sales, leverage from fixed operating expenses and savings from our restructuring plans. However, we estimate these favorable items may be partially offset by higher intangible asset amortization and increased restructuring-related costs to implement our plans. We estimate our net interest expense will increase slightly due to higher interest rates. We expect our provision for income taxes will increase in 2024 when compared to 2023 due to the European Union adoption of Pillar Two and the non-reoccurrence of favorable tax settlements.

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

Net Sales by Geography

The following table presents net sales by geography and the percentage changes (dollars in millions):

	Year Ended December 31,
	2023	2022	2021	2023 vs. 2022 % Inc	2022 vs. 2021 % Inc/(Dec)
United States	$4,288.8	$4,012.4	$3,853.9	6.9%	4.1%
International	3,105.4	2,927.5	2,973.4	6.1	(1.5)
Total	$7,394.2	$6,939.9	$6,827.3	6.5	1.6

Net Sales by Product Category

The following table presents net sales by product category and the percentage changes (dollars in millions):

	Year Ended December 31,
	2023	2022	2021	2023 vs. 2022 % Inc	2022 vs. 2021 % Inc/(Dec)
Knees	$3,038.4	$2,778.3	$2,647.9	9.4%	4.9%
Hips	1,967.2	1,894.9	1,856.1	3.8	2.1
S.E.T.	1,752.6	1,696.7	1,727.8	3.3	(1.8)
Other	636.0	570.0	595.5	11.6	(4.3)
Total	$7,394.2	$6,939.9	$6,827.3	6.5	1.6

The following table presents net sales by product category by geography for our Knees and Hips product categories (dollars in millions):

	Year Ended December 31,
	2023	2022	2021	2023 vs. 2022 % Inc	2022 vs. 2021 % Inc/(Dec)
Knees
United States	$1,770.6	$1,615.0	$1,487.6	9.6%	8.6%
International	1,267.8	1,163.3	1,160.3	9.0	0.3
Total	$3,038.4	$2,778.3	$2,647.9	9.4	4.9
Hips
United States	$1,012.3	$960.9	$921.5	5.4%	4.3%
International	954.9	934.0	934.6	2.2	(0.1)
Total	$1,967.2	$1,894.9	$1,856.1	3.8	2.1

Demand (Volume/Mix) Trends

Changes in volume and mix of product sales had positive effects of 8.1 percent and 7.6 percent on year-over-year sales during the years ended December 31, 2023 and 2022, respectively. We saw recovery of elective surgical procedures across most of our major markets driving volume growth. In addition, new product introductions and commercial execution contributed positively to volume and mix trends.

Pricing Trends

Global selling prices had negative effects of 0.6 percent and 1.0 percent on year-over-year sales during 2023 and 2022, respectively. The majority of countries in which we operate continue to experience pricing pressure from local hospitals, health systems, and governmental healthcare cost containment efforts. However, we have had some success in reducing the negative effects of pricing due to internal initiatives and being able to pass some inflationary impacts on to customers.

Foreign Currency Exchange Rates

In 2023 and 2022, changes in foreign currency exchange rates had negative effects of 1.0 percent and 5.0 percent, respectively, on year-over-year sales.

Geography

The 6.9 percent net sales growth in the U.S. in 2023 when compared to 2022 was primarily driven by recovery in surgical procedures as COVID-19 caused fewer disruptions, especially in the Knees and Hips categories. Internationally, net sales increased by 6.1 percent in 2023 when compared to 2022. The 2023 International net sales increase was similarly driven by recovery in surgical procedures as COVID-19 caused fewer disruptions across most of our major markets, but volume increases were partially offset by the negative impacts of changes in foreign currency exchange rates of 2.1 percent.

Product Categories

In 2023, our Knees and Hips net sales increased by 9.4 percent and 3.8 percent, respectively, when compared to 2022 due to the recovery in elective surgical procedures, improvements in our supply chain and new product introductions. Changes in foreign currency exchange rates had negative effects of 0.8 percent and 1.3 percent on 2023 Knees and Hips net sales, respectively. S.E.T. net sales increased by 3.3 percent in 2023 when compared to 2022. Changes in foreign currency exchange rates had a negative effect of 0.5 percent on 2023 S.E.T. net sales. S.E.T. net sales growth was primarily driven by growth in CMFT, sports medicine and upper extremities products of 12.9 percent, 10.6 percent and 9.4 percent, respectively, partially offset by a 5.5 percent decline in trauma. S.E.T.’s performance was also negatively impacted by unfavorable changes in reimbursement for certain restorative therapy products. Other product category net sales increased by 11.6 percent in 2023 when compared to 2022 primarily due to higher net sales for our ROSA robot.

Expenses as a Percent of Net Sales

	Year Ended December 31,
	2023	2022	2021	2023 vs. 2022 Inc/(Dec)	2022 vs. 2021 Inc/(Dec)
Cost of products sold, excluding intangible asset amortization	28.2%	29.1%	28.7%	(0.9)%	0.4%
Intangible asset amortization	7.6	7.6	7.8	-	(0.2)
Research and development	6.2	5.9	6.4	0.3	(0.5)
Selling, general and administrative	38.4	39.8	41.6	(1.4)	(1.8)
Goodwill and intangible asset impairment	-	4.2	0.2	(4.2)	4.0
Restructuring and other cost reduction initiatives	2.1	2.8	1.8	(0.7)	1.0
Quality remediation	-	0.5	0.8	(0.5)	(0.3)
Acquisition, integration, divestiture and related	0.3	0.2	-	0.1	0.2
Operating Profit	17.3	10.0	12.6	7.3	(2.6)

Cost of Products Sold and Intangible Asset Amortization

Cost of products sold, excluding intangible asset amortization, increased in 2023 compared to 2022 primarily due to higher sales. However, as a percentage of net sales costs of products sold, excluding intangible asset amortization, declined in 2023 compared to 2022. This decline was primarily due to volume and mix shift to higher margin products and markets, higher hedge gains recognized in the current year period as part of our hedging program and lower royalty expense. The reduction in royalty expense was partially the result of agreements we entered into to acquire intellectual property through the buyout of certain licensing arrangements, which are recognized as intangible assets and result in additional intangible asset amortization expense instead of royalty expense. These favorable items were partially offset by higher excess and obsolete inventory charges, inflationary cost pressures and lower average selling prices.

Intangible asset amortization expense increased in 2023 when compared to 2022 due to acquisitions we made in 2023, including intangible assets acquired from the buyout of certain royalty-related licensing agreements as described above. However, as a percentage of net sales intangible asset amortization in 2023 was similar to 2022 as amortization expense and net sales increased by a similar percentage.

We calculate gross profit as net sales minus cost of products sold and intangible asset amortization. Our gross margin percentage is gross profit divided by net sales. The following table sets forth the factors that contributed to the gross margin changes in each of 2023 and 2022 compared to the prior year:

	Year Ended December 31,
	2023	2022
Prior year gross margin	63.3%	63.5%
Lower average selling prices	(0.2)	(0.3)
Manufacturing costs	(0.1)	(0.9)
Volume, product and market mix and other	1.4	0.6
Inventory charges	(0.5)	(0.1)
Changes in foreign currency exchange rates	0.3	0.3
Intangible asset amortization	-	0.2
Current year gross margin	64.2%	63.3%

Operating Expenses

Research & development (“R&D”) expenses increased in both amount and as a percentage of net sales in 2023 compared to 2022. The increases were driven by higher personnel-related costs, higher spending on our initial compliance with the European Union Medical Device Regulation, additional R&D expenses from acquisitions we made in 2023, and other R&D investments.

Selling, general & administrative (“SG&A”) expenses increased in amount, but decreased as a percentage of net sales in 2023 compared to 2022. The increase in expenses was due to selling and distribution costs that are variable expenses which increase as net sales increase. Additionally, personnel-related costs were higher due to additional headcount investments and annual merit increases, and travel and entertainment costs were higher as we have increased these activities from lower pandemic levels. These higher costs were partially offset by lower litigation-related charges in 2023, lower bad debt charges in 2023 as we recognized higher bad debt charges in 2022 that were partially related to the beginning of the Russia/Ukraine conflict, lower share-based compensation expense in 2023 due to the forfeiture of awards related to employee departures, and a gain recognized in 2023 from the sale of an asset.

In 2023, we did not recognize any goodwill or intangible asset impairment charges. In 2022, we recognized a goodwill impairment charge of $289.8 million related to our EMEA reporting unit. In 2022 and 2021, we recognized intangible asset impairment charges of $3.0 million and $16.3 million, respectively, related to IPR&D projects that we discontinued. For more information regarding these charges, see Note 11 to our consolidated financial statements.

In December of 2023, 2021 and 2019, we initiated global restructuring programs (the “2023 Restructuring Plan”, the “2021 Restructuring Plan” and the “2019 Restructuring Plan”, respectively). The 2023 Restructuring Plan is intended to further streamline the organization, to better align it with our go-to-market strategies and to reduce costs across the organization. The 2021 Restructuring Plan is intended to further reduce costs and to reorganize our global operations in preparation for the spinoff of ZimVie. The 2019 Restructuring Plan has an objective of reducing costs to allow us to invest in higher priority growth opportunities. We also have other cost reduction and optimization initiatives that have the goal of reducing costs across the organization. We recognized expenses of $151.9 million and $191.6 million in 2023 and 2022, respectively, primarily related to employee termination benefits, sales agent contract terminations, and consulting and project management expenses associated with these programs. The expenses were higher in 2022 when compared to 2023 primarily due to additional expenses related to the 2021 Restructuring Plan that had just been initiated at the end of 2021. We expect restructuring and other cost reduction initiatives expense to increase in 2024 as we further implement our 2023 Restructuring Plan. For more information regarding these expenses, see Note 5 to our consolidated financial statements.

In 2023, we did not recognize any significant quality remediation expenses as we completed our remediation milestones in late 2022 that addressed inspectional observations on Form 483 and a warning letter issued by the FDA at our Warsaw North Campus facility, among other matters. This warning letter was resolved in late 2023.

Acquisition, integration, divestiture and related expenses relate to acquisitions made in 2023 and 2022, as well as costs related to our separation with ZimVie. The increase in these expenses in 2023 was primarily due to higher contingent consideration charges from our various acquisitions.

Other (Expense) Income, net, Interest Expense, net, and Income Taxes

In 2023, we incurred a loss of $9.3 million in our other (expense) income, net compared to a loss of $128.0 million in 2022. The year-over-year change was primarily due to a loss of $116.6 million recognized in 2022 related to our investment in ZimVie, while in 2023 we recognized a gain of $2.5 million prior to disposing of our ZimVie shares in February 2023.

Interest expense, net, increased in 2023 when compared to 2022, primarily from higher interest rates on borrowings in 2023. In addition, in 2023 we incurred losses of $38.9 million on our fixed-to-variable interest rate swaps compared to losses of $4.0 million in 2022.

Our effective tax rate (“ETR”) on earnings from continuing operations before income taxes was 4.0 percent and 27.9 percent for the years ended December 31, 2023 and 2022, respectively. In 2023, the ETR was primarily driven by unrecognized tax benefits determined to be effectively settled during 2023. In 2022, the ETR was primarily driven by the $289.8 million goodwill impairment charge and the $116.6 million loss on our investment in ZimVie, which have no corresponding tax benefits, partially offset by favorable tax settlements and finalization of Switzerland's Federal Act on Tax Reform and AHV Financing (“TRAF”) step-up.

Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union adoption of Pillar Two proposals which will begin to take effect in 2024; the outcome of various federal, state and foreign audits, appeals, and litigation; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of all these items on our financial results.

See Note 17 to our consolidated financial statements for additional information on our income taxes.

Segment Operating Profit

							Operating Profit as a
	Net Sales			Operating Profit			Percentage of Net Sales
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(dollars in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Americas	$4,624.1	$4,295.5	$4,102.1	$1,948.9	$1,819.7	$1,726.9	42.1%	42.4%	42.1%
EMEA	1,592.4	1,456.6	1,477.2	524.6	404.1	405.9	32.9	27.7	27.5
Asia Pacific	1,177.7	1,187.8	1,248.0	422.6	419.6	418.3	35.9	35.3	33.5

Americas

In the Americas, operating profit increased, but operating profit as a percentage of net sales decreased, in 2023 compared to 2022. The increase in operating profit in 2023 was primarily due to higher net sales driven by continued recovery of elective surgical procedures and new product introductions. However, operating profit as a percentage of net sales decreased in 2023 due to higher carrying expenses from inventory at consigned locations, and continued investments in R&D, including personnel-related costs, which were partially offset by lower royalty expenses as a result of agreements we entered into to acquire intellectual property through the buyout of certain licensing arrangements.

EMEA

In EMEA, operating profit and operating profit as a percentage of net sales increased in 2023 when compared to 2022. The increases were due to higher net sales driven by continued recovery of elective surgical procedures and improved pricing, lower bad debt charges and operating profit leverage from certain costs that do not increase as net sales increase.

Asia Pacific

In Asia Pacific, operating profit and operating profit as a percentage of net sales increased in 2023 when compared to 2022. In Asia Pacific, changes in foreign currency exchange rates have had a larger impact on our results than in our other operating segments. While net sales declined in 2023 when compared to 2022 due to changes in foreign currency exchange rates, the negative net sales impact was partially offset by higher hedge gains recognized in 2023 from our hedging program. As a result, net sales volume growth and operating leverage from certain costs that do not increase as net sales increase resulted in operating profit and operating profit as a percentage of sales increasing in 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, we had $415.8 million in cash and cash equivalents. In addition, we had $1.0 billion available to borrow under a 364-day revolving credit agreement that matures on July 5, 2024, and $1.5 billion available under a five-year revolving facility that matures on July 7, 2028. The terms of the 364-day revolving credit agreement and the five-year revolving facility are described further in Note 13 to our consolidated financial statements.

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

Sources of Liquidity

Cash flows provided by operating activities from continuing operations were $1,581.6 million in 2023 compared to $1,356.2 million in 2022. The increase in 2023 was primarily driven by higher earnings, lower restructuring-related payments and lower tax payments. These favorable items were partially offset by higher investments in inventory in 2023 when compared to 2022, as well as higher bonus payments in 2023.

Cash flows used in investing activities from continuing operations were $778.9 million in 2023 compared to $522.0 million in 2022. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio, including new product introductions, optimization of our manufacturing and logistics networks, investments in enterprise resource planning software and a new corporate jet. In addition, in 2023 we paid $134.9 million related to acquisitions and $86.4 million to acquire intellectual property through the buyout of certain licensing arrangements.

Cash flows used in financing activities from continuing operations were $763.5 million in 2023 compared to $775.7 million in 2022. In 2023, we used the proceeds from draws on our existing credit facilities, along with cash on hand, to repurchase $692.2 million of our common stock. We issued senior notes for $499.8 million and used those proceeds to repay amounts outstanding under our existing credit facilities and for general corporate purposes, such that we repaid a net $325.0 million on our various revolving credit facilities and $120.2 million of other debt obligations that were due in the first quarter of 2023.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of December 31, 2023, $343.4 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $55.0 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The remaining amount is denominated in currencies of the various countries where we operate. As discussed in Note 17 to our consolidated financial statements, we generally intend to limit distributions such that they would not result in significant U.S. tax costs.

Material Cash Requirements from Known Contractual and Other Obligations

At December 31, 2023, we had outstanding debt of $5,767.9 million, of which $900.0 million was classified as current debt. Of our current debt, $850.0 million of senior notes mature on November 22, 2024 and the remaining $50.0 million is outstanding under an uncommitted credit facility which we expect to repay during 2024. We believe we can satisfy these debt obligations with cash generated from our operations, by issuing new debt and/or by borrowing on our committed revolving credit facilities.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 13 to our consolidated financial statements.

In March, May, August and December 2023, our Board of Directors declared cash dividends of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In February 2016, our Board of Directors authorized a $1.0 billion share repurchase program effective March 1, 2016, with no expiration date. In 2023, we executed share repurchases to return cash to investors as well as to limit ownership dilution from the issuance of common stock under our share-based compensation programs and in connection with our acquisition of Embody, Inc. As of December 31, 2023, $155.8 million remained authorized under this program. An additional 0.5 million shares were repurchased in early January 2024 for $64.1 million.

As discussed in Note 5 to our consolidated financial statements, we are executing on a 2023 Restructuring Plan, a 2021 Restructuring Plan and a 2019 Restructuring Plan. The 2023 Restructuring Plan along with other related initiatives is expected to result in total pre-tax charges of $120 million to $135 million by the end of 2025, of which approximately $13 million was incurred through December 31, 2023. We expect to reduce gross annual pre-tax operating expenses by $175 million to $200 million relative to the 2023 baseline expenses by the end of 2025 as program benefits under the 2023 Restructuring Plan are realized. The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $180 million by the end of 2024, of which approximately $170 million was incurred through December 31, 2023. We expect to reduce gross annual pre-tax operating expenses by approximately $190 million relative to the 2021 baseline expenses by the end of 2024 as program benefits under the 2021 Restructuring Plan are realized. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $370 million by the end of 2025, of which approximately $320 million was incurred through December 31, 2023. In our original estimates, we expected to reduce gross annual pre-tax operating expenses by approximately $180 million to $280 million relative to the 2019 baseline expenses by the end of 2023 as benefits under the 2019 Restructuring Plan were realized. Our latest estimates indicate that we will be near the low end of that range, and the full benefits will not be realized until we complete the closure of a manufacturing facility, which is expected of occur in 2025.

As discussed in Note 17 to our consolidated financial statements, the IRS has issued proposed adjustments for years 2010 through 2012, for years 2013 through 2015, and for years 2016 through 2019. We have disputed these proposed adjustments and intend to continue to vigorously defend our positions. Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

Under the Tax Cuts and Jobs Act of 2017, we have a $206.2 million liability remaining from a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (“transition tax”) for the deemed repatriation of unremitted foreign earnings. As of December, 31, 2023, $51.6 and $154.6 million of this amount is recorded in current income tax liabilities and non-current income tax liabilities, respectively, on our consolidated balance sheet.

As discussed in Note 21 to our consolidated financial statements, we are involved in various litigation matters. We estimate the total liabilities for all litigation matters was $244.1 million as of December 31, 2023. We expect to pay these liabilities over the next few years.

In the normal course of business, we enter into purchase commitments, primarily related to raw materials. However, we do not believe these purchase commitments are material to the overall standing of our business or our liquidity.

We have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or exclusive rights to distribute a product. These estimated payments related to these agreements could range from $0 to $440 million.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in numerous jurisdictions across our global operations. We are subject to regulatory review or audit in virtually all of those jurisdictions and those reviews and audits may require extended periods of time to resolve. We record our income tax provisions based on our knowledge of all relevant facts and circumstances, including existing tax laws, our experience with previous settlement agreements, the status of current examinations and our understanding of how the tax authorities view certain relevant industry and commercial matters.

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

Commitments and Contingencies - We are involved in various ongoing proceedings, legal actions and claims, including product liability, intellectual property, stockholder matters, tax disputes, commercial disputes, employment matters, whistleblower and qui tam claims and investigations, governmental proceedings and investigations, and other legal matters that arise in the normal course of our business. We establish liabilities for loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Accruals for product liability and other claims are established with the assistance of internal and external legal counsel based on current information and historical settlement information for claims, related legal fees and for claims incurred but not reported.

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

We have three reporting units with goodwill assigned to them. During our annual goodwill impairment testing in the fourth quarter of 2023, for two of these reporting units their estimated fair values exceeded their carrying values by more than 50 percent. We estimated the fair value of these reporting units using the income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators determined from other businesses that are similar to our reporting unit. We performed a qualitative test on the other reporting unit and concluded it was more likely than not the fair value of this reporting unit exceeded its carrying value.

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

We maintain written policies and procedures governing our risk management activities. Our policy requires that critical terms of hedging instruments be the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be offset by changes in the fair value of hedge instruments. As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign currency exchange forward contracts outstanding at December 31, 2023 indicated that, if the U.S. Dollar uniformly strengthened or weakened in value by 10 percent relative to all currencies, with no change in the interest differentials, the fair value of those contracts would affect earnings in a range of a decrease of approximately $114 million to an increase of approximately $105 million before income taxes in periods through June 2026.

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

We had net assets, excluding goodwill and intangible assets, in legal entities with non-U.S. Dollar functional currencies of $1,854.5 million at December 31, 2023.

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

The majority of our debt is fixed-rate debt and therefore is not exposed to changes in interest rates. Based upon our overall interest rate exposure as of December 31, 2023, a change of 10 percent in interest rates, assuming the principal amount outstanding remains constant, would not have a material effect on interest expense, net. This analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

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

Zimmer Biomet Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Zimmer Biomet Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Zimmer Biomet Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of earnings, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Tax Liabilities for Certain Unrecognized Tax Benefits

As described in Notes 2 and 17 to the consolidated financial statements, the Company has recorded tax liabilities for unrecognized tax benefits with a consolidated balance of $391.9 million as of December 31, 2023. The calculation of certain of the Company’s estimated tax liabilities, representing a majority of the consolidated balance, involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. The Company’s income tax filings are regularly under audit in multiple federal, state and foreign jurisdictions. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed.

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

February 23, 2024

We have served as the Company’s auditor since 2000.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Net Sales	$7,394.2	$6,939.9	$6,827.3
Cost of products sold, excluding intangible asset amortization	2,083.8	2,019.5	1,960.4
Intangible asset amortization	561.5	526.8	529.5
Research and development	458.7	406.0	435.8
Selling, general and administrative	2,838.9	2,761.7	2,843.4
Goodwill and intangible asset impairment	-	292.8	16.3
Restructuring and other cost reduction initiatives	151.9	191.6	125.7
Quality remediation	-	33.8	52.8
Acquisition, integration, divestiture and related	21.7	11.4	3.1
Operating expenses	6,116.5	6,243.6	5,967.0
Operating Profit	1,277.7	696.3	860.3
Other (expense) income, net	(9.3)	(128.0)	12.2
Interest expense, net	(201.2)	(164.8)	(208.4)
Loss on early extinguishment of debt	-	-	(165.1)
Earnings from continuing operations before income taxes	1,067.3	403.5	499.0
Provision for income taxes from continuing operations	42.2	112.3	53.5
Net Earnings from Continuing Operations	1,025.1	291.2	445.5
Less: Net earnings attributable to noncontrolling interest	1.1	1.0	0.5
Net Earnings from Continuing Operations of Zimmer Biomet Holdings, Inc.	1,024.0	290.2	445.0
Loss from Discontinued Operations, Net of Tax	-	(58.8)	(43.4)
Net Earnings of Zimmer Biomet Holdings, Inc.	$1,024.0	$231.4	$401.6

Basic Earnings Per Common Share
Earnings from Continuing Operations	$4.91	$1.38	$2.14
Loss from Discontinued Operations	-	(0.28)	(0.21)
Basic Earnings Per Common Share	$4.91	$1.10	$1.93

Diluted Earnings Per Common Share
Earnings from Continuing Operations	$4.88	$1.38	$2.12
Loss from Discontinued Operations	-	(0.28)	(0.21)
Diluted Earnings Per Common Share	$4.88	$1.10	$1.91

Weighted Average Common Shares Outstanding
Basic	208.7	209.6	208.6
Diluted	209.7	210.3	210.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	For the Years Ended December 31,
	2023	2022	2021
Net Earnings of Zimmer Biomet Holdings, Inc.	$1,024.0	$231.4	$401.6
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	9.9	(123.3)	(99.9)
Unrealized cash flow hedge gains, net of tax	71.1	83.5	86.4
Reclassification adjustments on hedges, net of tax	(77.4)	(46.0)	1.3
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(15.3)	77.0	78.4
Total Other Comprehensive (Loss) Income	(11.7)	(8.8)	66.2
Comprehensive Income Attributable to Zimmer Biomet Holdings, Inc.	$1,012.3	$222.6	$467.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	As of December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$415.8	$375.7
Accounts receivable, less allowance for credit losses	1,442.4	1,381.5
Inventories	2,385.2	2,147.2
Prepaid expenses and other current assets	366.1	522.9
Total Current Assets	4,609.5	4,427.3
Property, plant and equipment, net	2,060.4	1,872.5
Goodwill	8,818.5	8,580.2
Intangible assets, net	4,856.4	5,063.8
Other assets	1,152.1	1,122.2
Total Assets	$21,496.9	$21,066.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$410.6	$354.1
Income taxes payable	61.2	38.5
Other current liabilities	1,485.7	1,421.3
Current portion of long-term debt	900.0	544.3
Total Current Liabilities	2,857.4	2,358.2
Deferred income taxes, net	357.6	474.8
Long-term income tax payable	273.7	421.2
Other long-term liabilities	652.1	632.6
Long-term debt	4,867.9	5,152.2
Total Liabilities	9,008.7	9,039.0
Commitments and Contingencies (Note 21)
Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 316.2 million (313.8 million in 2022) issued	3.2	3.1
Paid-in capital	9,846.1	9,504.4
Retained earnings	10,384.5	9,559.3
Accumulated other comprehensive loss	(191.0)	(179.3)
Treasury stock, 110.6 million shares (104.8 million shares in 2022)	(7,562.3)	(6,867.2)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,480.5	12,020.3
Noncontrolling interest	7.7	6.7
Total Stockholders' Equity	12,488.1	12,027.0
Total Liabilities and Stockholders' Equity	$21,496.9	$21,066.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions, except per share amounts)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity
Balance January 1, 2021	311.4	$3.1	$9,121.6	$10,086.9	$(297.8)	(103.8)	$(6,719.6)	$5.2	$12,199.4
Net earnings	-	-	-	401.6	-	-	-	0.5	402.1
Other comprehensive income	-	-	-	-	66.2	-	-	-	66.2
Cash dividends declared ($0.96 per share)	-	-	-	(200.4)	-	-	-	-	(200.4)
Stock compensation plans	1.4	-	193.2	4.1	-	-	1.8	-	199.1
Balance December 31, 2021	312.8	3.1	9,314.8	10,292.2	(231.6)	(103.8)	(6,717.8)	5.7	12,666.4
Net earnings	-	-	-	231.4	-	-	-	1.0	232.4
Other comprehensive loss	-	-	-	-	(8.8)	-	-	-	(8.8)
Cash dividends declared ($0.96 per share)	-	-	-	(201.3)	-	-	-	-	(201.3)
Reclassifications of net investment hedges	-	-	-	-	25.9	-	-	-	25.9
Spinoff of ZimVie Inc.	-	-	-	(763.4)	35.2	-	-	-	(728.2)
Stock compensation plans	1.0	-	189.6	0.4	-	-	0.6	-	190.6
Share repurchases		-	-	-	-	(1.0)	(150.0)	-	(150.0)
Balance December 31, 2022	313.8	3.1	9,504.4	9,559.3	(179.3)	(104.8)	(6,867.2)	6.7	12,027.0
Net earnings	-	-	-	1,024.0	-	-	-	1.1	1,025.1
Other comprehensive loss	-	-	-	-	(11.7)	-	-	-	(11.7)
Cash dividends declared ($0.96 per share)	-	-	-	(200.1)	-	-	-	-	(200.1)
Stock compensation plans	1.2	-	193.6	1.3	-	-	1.0	-	195.8
Embody, Inc acquisition consideration	1.2	0.1	150.4	-	-	-	-	-	150.5
Share repurchases	-	-	(2.3)	-	-	(5.8)	(696.1)	-	(698.4)
Balance December 31, 2023	316.2	$3.2	$9,846.1	$10,384.5	$(191.0)	(110.6)	$(7,562.3)	$7.7	$12,488.1

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows provided by (used in) operating activities from continuing operations:
Net earnings from continuing operations	$1,025.1	$291.2	$445.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	951.7	926.4	937.7
Share-based compensation	99.8	105.0	76.0
Goodwill and intangible asset impairment	-	292.8	16.3
Loss on early extinguishment of debt	-	-	165.1
(Gain) loss on investment in ZimVie Inc.	(2.5)	116.6	-
Deferred income tax benefit	(96.3)	(64.4)	(102.1)
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(73.8)	(152.9)	(123.9)
Receivables	(51.9)	(184.7)	(40.8)
Inventories	(240.4)	(75.6)	(8.4)
Accounts payable and accrued liabilities	(55.3)	103.0	86.5
Other assets and liabilities	25.2	(1.2)	(47.6)
Net cash provided by operating activities from continuing operations	1,581.6	1,356.2	1,404.3
Cash flows provided by (used in) investing activities from continuing operations:
Additions to instruments	(311.7)	(258.3)	(273.6)
Additions to other property, plant and equipment	(291.1)	(187.9)	(143.6)
Net investment hedge settlements	33.4	89.4	1.9
Acquisition of intellectual property rights	(86.4)	-	(8.4)
Business combination investments, net of acquired cash	(134.9)	(99.8)	-
Other investing activities	11.8	(65.4)	(19.6)
Net cash used in investing activities from continuing operations	(778.9)	(522.0)	(443.3)
Cash flows provided by (used in) financing activities from continuing operations:
Net (payments) proceeds on revolving facilities	(325.0)	375.0	-
Proceeds from senior notes	499.8	-	1,599.8
Redemption of senior notes	(86.3)	(1,275.8)	(2,654.8)
Proceeds from term loan	-	83.0	-
Payments on term loans	(33.9)	(242.9)	-
Dividends paid to stockholders	(200.9)	(201.2)	(200.1)
Proceeds from employee stock compensation plans	101.1	78.1	122.5
Distribution from ZimVie, Inc.	-	540.6	-
Business combination contingent consideration payments	(10.3)	-	(8.9)
Debt issuance costs	(5.8)	(1.6)	(13.2)
Deferred business combination payments	(4.0)	-	(145.0)
Repurchase of common stock	(692.2)	(126.4)	-
Other financing activities	(6.1)	(4.5)	(6.3)
Net cash used in financing activities from continuing operations	(763.5)	(775.7)	(1,306.0)
Cash flows provided by (used in) discontinued operations:
Net cash (used in) provided by operating activities	-	(71.5)	94.9
Net cash used in investing activities	-	(7.2)	(60.3)
Net cash used in financing activities	-	(68.1)	-
Net cash (used in) provided by discontinued operations	-	(146.8)	34.6
Effect of exchange rates on cash and cash equivalents	0.9	(14.5)	(13.2)
Increase (decrease) in cash and cash equivalents	40.1	(102.8)	(323.6)
Cash and cash equivalents, beginning of year (includes $100.4 and $27.4 at January 1, 2022 and 2021, respectively, of discontinued operations cash)	375.7	478.5	802.1
Cash and cash equivalents, end of year (includes $100.4 at December 31, 2021 of discontinued operations cash)	$415.8	$375.7	$478.5
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

Spinoff - On March 1, 2022, we completed the previously announced separation of our spine and dental businesses into a new public company through the distribution by Zimmer Biomet Holdings of 80.3% of the outstanding shares of common stock of ZimVie Inc. (“ZimVie”) to Zimmer Biomet Holding’s stockholders. We disposed of our remaining shares of ZimVie in February 2023. The historical results of our spine and dental businesses that were contributed to ZimVie in the spinoff have been reflected as discontinued operations in our consolidated financial statements through the date of the spinoff in 2022 and in 2021 as the spinoff represents a strategic shift in our business that has a major effect on operations and financial results. The disclosures presented in our notes to the consolidated financial statements are presented on a continuing operations basis.

2.
Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Zimmer Biomet Holdings and its subsidiaries in which it holds a controlling financial interest. All significant intercompany accounts and transactions are eliminated. Amounts reported in millions within these notes to the consolidated financial statements are computed based on the actual amounts. As a result, the sum of the components may not equal the total amount reported in millions due to rounding. In addition, certain columns and rows within tables may not sum to the totals due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded amounts.

Use of Estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have made our best estimates, as appropriate under GAAP, in the recognition of our assets and liabilities. Such estimates include, but are not limited to, variable consideration to our customers, our allowance for doubtful accounts for expected credit losses, the net realizable value of our inventory, the fair value of our goodwill, the recoverability of other long-lived assets and unrecognized tax benefits. Actual results could differ materially from these estimates.

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

Shipping and Handling - Amounts billed to customers for shipping and handling of products are reflected in net sales and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative (“SG&A”) expenses and were $272.7 million, $254.4 million and $255.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Quality remediation - We used the financial statement line item “Quality remediation” to recognize expenses related to addressing inspectional observations on Form 483 and a warning letter issued by the FDA following its inspections of our Warsaw North Campus facility, among other matters. See Note 21 for additional information about the Form 483 and warning letter. The majority of these expenses were related to consultants who helped us to update previous documents and redesign certain processes.

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

In December 2023, 2021 and 2019, we approved separate new global restructuring programs intended to further reduce costs and to reorganize our global operations. Restructuring charges for the years ended December 31, 2023, 2022 and 2021 were primarily attributable to these programs. See Note 5 for additional information regarding these restructuring programs.

We have also initiated other cost reduction and optimization projects that have the goal of reducing costs across the organization. Costs related to these projects are included in our “Restructuring and other cost reduction initiatives” financial statement line item.

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

Accounts Receivable - Accounts receivable consists of trade and other miscellaneous receivables. We grant credit to customers in the normal course of business and maintain an allowance for expected credit losses. We determine the allowance for credit losses by geographic market and take into consideration historical credit experience, creditworthiness of the customer and other pertinent information. We make concerted efforts to collect all accounts receivable, but sometimes we have to write-off the account against the allowance when we determine the account is uncollectible. The allowance for credit losses was $75.1 million and $78.4 million as of December 31, 2023 and 2022, respectively.

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

We operate on a global basis and are subject to numerous and complex tax laws and regulations. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in numerous jurisdictions across our global operations. Our income tax filings are regularly under audit in multiple federal, state, and foreign jurisdictions. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. Because income tax adjustments in certain jurisdictions can be significant, we record tax positions based upon our estimates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

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

Other (Expense) Income, Net - Other (expense) income, net includes gains/(losses) on changes in fair value of our investments, gains/(losses) on remeasurement of monetary assets and liabilities denominated in a currency other than an entity's functional currency and the related gains/(losses) on derivative instruments that are not designated as hedging instruments that we use to manage the currency exposures of these assets and liabilities, certain components of pension expense, and other non-operating gains/(losses). In the years ended December 31, 2023 and 2022, we recognized a gain of $2.5 and a loss of $116.6 million, respectively, related to our investment in ZimVie. The initial value of our investment was based upon our 19.7 percent share of the carrying value of net assets transferred to ZimVie on the separation date. At December 31, 2022, we valued our investment at fair value based upon ZimVie's share price on that date, less a discount to reflect that the shares are not registered. We disposed of our remaining shares of ZimVie in February 2023.

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

Accounting Pronouncements Recently Adopted

There were no accounting pronouncements that we adopted in 2023 that had a material effect on our financial position, results of operations or cash flows.

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which is an amendment to ASC Topic 280 - Segment Reporting. The ASU requires more detailed and disaggregated segment information, including the disclosure of significant segment expense categories and amounts for each reportable segment. The ASU also requires certain annual disclosures to also be made in interim periods. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. The guidance will be applied retrospectively unless retrospective adoption is impracticable. Early adoption of this ASU is permitted. We are currently evaluating the impact this ASU will have on our financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which is an amendment to topic ASC 740 - Income Taxes. The ASU improves the transparency of income tax disclosures by requiring greater disaggregated information about an entity’s effective tax rate reconciliation and requiring additional disclosures and disaggregation of income taxes, among other amendments to improve the effectiveness of income tax disclosures. The ASU is effective for fiscal years beginning after December 15, 2024. The guidance will be applied prospectively with an option to apply the guidance retrospectively. Early adoption of this ASU is permitted. We are currently evaluating the impact this ASU will have on our financial statements and disclosures.

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

In the fourth quarter of 2021, ZimVie entered into a credit agreement with a financial institution providing for revolving loans of up to $175.0 million and term loan borrowings of up to $595.0 million. On February 28, 2022, prior to separation, ZimVie borrowed the entire $595.0 million available under the term loan. Approximately $540.6 million of this amount was paid by ZimVie to Zimmer Biomet in the form of a dividend at separation which is included in our cash flows from financing activities in the consolidated statements of cash flows. We used proceeds from the dividend, along with cash on hand and proceeds from a draw on our revolving credit facility, to repay senior notes due in 2022 which had an outstanding principal balance of $750.0 million.

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

Pursuant to the TSA, both we and ZimVie agree to provide certain services to each other, on an interim, transitional basis from and after the separation and the distribution. The services include certain regulatory services, commercial services, operational services, tax services, clinical affairs services, information technology services, finance and accounting services and human resource and employee benefits services. The remuneration to be paid for such services is generally intended to allow the company providing the services to recover all of its costs and expenses of providing such services. The TSA will terminate on the expiration of the term of the last service provided thereunder, which will generally be no later than March 31, 2025. Most TSA services were completed as of December 31, 2023.

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

We recognize any gains or losses from the TSA and TMA agreements in Acquisition, integration, divestiture and related expense in our consolidated statements of earnings. Amounts included in the consolidated statements of earnings related to these agreements for the years ended December 31, 2023, 2022 and 2021 were immaterial.

We initially retained approximately 5.1 million common shares of ZimVie, representing approximately 19.7 percent of ZimVie's outstanding common shares on the separation date. Given our inability to exert significant influence over ZimVie, we recognized this investment at fair value in prepaid expenses and other current assets on our consolidated balance sheet. We disposed of these shares in February 2023. Changes to the fair value of the investment are recognized in non-operating other (expense) income, net. In the years ended December 31, 2023 and 2022, we recognized a gain of $2.5 and a loss of $116.6 million, respectively, related to our investment in ZimVie.

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

In February 2023, we repaid in full the Short-Term Term Loan by transferring our ZimVie common shares to the financial institution counterparty to settle the Forward Exchange Agreement and by paying $33.9 million in cash, representing an amount determined by the difference between the average daily volume-weighted average price of the ZimVie shares over the outstanding term of the Forward Exchange Agreement and the principal amount of $83.0 million. The transfer of our ZimVie common shares as part of the settlement resulted in a $49.1 million noncash financing activity for the year ended December 31, 2023.

The Forward Exchange Agreement was accounted for at fair value, with changes in fair value recognized in non-operating other (expense) income, net and was included in the net gain related to our investment in ZimVie for the year ended December 31, 2023, as discussed above. The most significant input into the valuation of the Forward Exchange Agreement was the price of ZimVie shares. The fair value of the Forward Exchange Agreement as of

December 31, 2022 was $1.1 million and was included within prepaid expenses and other current assets on our consolidated balance sheet. For the year ended December 31, 2022, an unrealized gain of $1.1 million related to the change in fair value of the Forward Exchange Agreement was recorded in non-operating other (expense) income, net in our consolidated statements of earnings.

As discussed in Note 1, the results of our spine and dental businesses have been reflected as discontinued operations through the date of the spinoff in the prior years presented. Details of earnings (loss) from discontinued operations included in our consolidated statements of earnings are as follows (in millions):

	For the Years Ended
	December 31,
	2022	2021
Net Sales	$147.8	$1,008.8
Cost of products sold, excluding intangible asset amortization	53.5	380.6
Intangible asset amortization	14.0	86.2
Research and development	10.5	61.3
Selling, general and administrative	89.4	480.5
Restructuring and other cost reduction initiatives	0.4	3.3
Quality remediation	-	0.2
Acquisition, integration, divestiture and related	40.9	76.8
Other expense, net	0.3	0.5
Loss from discontinued operations before income taxes	(61.2)	(80.6)
Benefit for income taxes from discontinued operations	(2.4)	(37.2)
Loss from discontinued operations, net of tax	$(58.8)	$(43.4)

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

We sell products through two principal channels: 1) direct to healthcare institutions, referred to as direct channel accounts; and 2) through stocking distributors and healthcare dealers. In direct channel accounts and with some healthcare dealers, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment, as we retain the ability to control the inventory. Upon implantation, we issue an invoice and revenue is recognized. Consignment sales represented approximately 85 percent of our net sales in 2023. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. Payment terms vary by customer, but are typically less than 90 days.

With sales to stocking distributors and some healthcare dealers and hospitals, revenue is generally recognized when control of our product passes to the customer, which can be upon shipment of the product or receipt by the customer. We estimate sales recognized in this manner represented approximately 15 percent of our net sales in 2023. These customers may purchase items in large quantities if incentives are offered or if there are new product offerings in a market, which could cause period-to-period differences in sales. It is our accounting policy to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service. We have contracts with these customers or orders may be placed from available price lists. Payment terms vary by customer, but are typically less than 90 days.

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

Net sales by geography are as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
United States	$4,288.8	$4,012.4	$3,853.9
International	3,105.4	2,927.5	2,973.4
Total	$7,394.2	$6,939.9	$6,827.3

Net sales by product category are as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Knees	$3,038.4	$2,778.3	$2,647.9
Hips	1,967.2	1,894.9	1,856.1
S.E.T	1,752.6	1,696.7	1,727.8
Other	636.0	570.0	595.5
Total	$7,394.2	$6,939.9	$6,827.3

5.
Restructuring

In December 2023, our management approved a new global restructuring program (the “2023 Restructuring Plan”) intended to optimize our cost base and drive greater efficiencies throughout the company. The 2023 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $100 million. The pre-tax restructuring charges consist of employee termination benefits, and other charges, such as consulting fees. The expenses incurred under our 2023 Restructuring Plan are reported in our “Restructuring and other cost reduction initiatives” financial statement line item. The following table summarizes the liabilities recognized related to the 2023 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2022	$-	$-	$-	$-
Additions	9.2	-	3.6	12.8
Cash payments	-	-	(1.0)	(1.0)
Non-cash activity	-	-	2.4	2.4
Balance, December 31, 2023	9.2	-	5.0	14.2

Expense incurred since the start of the 2023 Restructuring Plan	$9.2	$-	$3.6	$12.8

Expense estimated to be recognized for the 2023 Restructuring Plan	$85.0	$-	$15.0	$100.0

In December 2021, our management approved a new global restructuring program (the “2021 Restructuring Plan”) intended to further reduce costs and to reorganize our global operations in preparation for the spinoff of ZimVie. The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $180 million. The pre-tax restructuring charges consist of employee termination benefits; contract terminations for sales agents; and other charges, such as consulting fees and project management expenses. The expenses incurred under our 2021 Restructuring Plan are reported in our “Restructuring and other cost reduction initiatives” financial statement line item. The following table summarizes the liabilities recognized related to the 2021 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2020	$-	$-	$-	$-
Additions	19.5	2.3	10.3	32.1
Cash payments	-	-	-	-
Foreign currency exchange rate changes	-	-	-	-
Balance, December 31, 2021	19.5	2.3	10.3	32.1
Additions	33.6	49.5	16.6	99.7
Cash payments	(43.4)	(27.8)	(23.9)	(95.1)
Foreign currency exchange rate changes	0.8	1.0	0.1	1.9
Balance, December 31, 2022	10.5	25.0	3.1	38.6
Additions	6.0	22.0	9.3	37.3
Cash payments	(12.5)	(30.2)	(9.6)	(52.3)
Foreign currency exchange rate changes	0.2	0.8	0.1	1.1
Balance, December 31, 2023	$4.2	$17.6	$2.9	$24.7

Expense incurred since the start of the 2021 Restructuring Plan	$59.1	$73.8	$36.2	$169.1

Expense estimated to be recognized for the 2021 Restructuring Plan	$60.0	$80.0	$40.0	$180.0

In December 2019, our Board of Directors approved, and we initiated, a new global restructuring program (the “2019 Restructuring Plan”) with an objective of reducing costs to allow us to further invest in higher priority growth opportunities. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $370 million. The pre-tax restructuring charges consist of employee termination benefits; contract terminations for facilities and sales agents; and other charges, such as consulting fees, project management and relocation costs, including costs to close a manufacturing facility.

The following table summarizes the location on our consolidated statement of earnings and type of cost for our 2019 Restructuring Plan (in millions):

	Year Ended December 31, 2023
	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Cost of products sold, excluding intangible asset amortization	$-	$-	$8.2	$8.2
Restructuring and other cost reduction initiatives	17.4	-	15.9	33.3
	$17.4	$-	$24.1	$41.5

In the years ended December 31, 2022 and 2021, all expenses related to the 2019 Restructuring Plan were recognized in “Restructuring and other cost reduction initiatives”.

The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2020	$37.8	$10.9	$15.1	$63.8
Additions	7.3	18.5	49.2	75.0
Cash payments	(28.7)	(12.9)	(64.2)	(105.8)
Foreign currency exchange rate changes	(1.6)	-	(0.1)	(1.7)
Balance, December 31, 2021	14.8	16.5	-	31.3
Additions	29.1	0.7	40.1	69.9
Cash payments	(13.4)	(7.3)	(33.3)	(54.0)
Foreign currency exchange rate changes	(1.6)	(0.9)	(0.4)	(2.9)
Balance, December 31, 2022	28.9	9.0	6.4	$44.3
Additions	17.4	-	24.1	41.5
Cash payments	(2.1)	(3.4)	(27.7)	(33.2)
Foreign currency exchange rate changes	(0.4)	-	0.1	(0.3)
Balance, December 31, 2023	$43.8	$5.6	$2.9	$52.3

Expense incurred since the start of the 2019 Restructuring Plan	$125.7	$35.0	$158.7	$319.4

Expense estimated to be recognized for the 2019 Restructuring Plan	$155.0	$35.0	$180.0	$370.0

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

6.
Share-Based Compensation

Our share-based payments primarily consist of stock options and restricted stock units (“RSUs”). Share-based compensation expense was as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Total expense, pre-tax	$99.8	$105.0	$76.0
Tax benefit related to awards	16.7	16.9	17.2
Total expense, net of tax	$83.1	$88.1	$58.8

We had two equity compensation plans in effect at December 31, 2023: the 2009 Stock Incentive Plan (“2009 Plan”) and the Stock Plan for Non-Employee Directors. We have reserved the maximum number of shares of common stock available for awards under the terms of each of these plans. We have registered 49.9 million shares of common stock under these plans. The 2009 Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards in the form of performance shares or units, restricted stock, RSUs and stock appreciation rights. The Compensation and Management Development Committee of the Board of Directors determines the grant date for annual grants under our equity compensation plans. The date for annual grants under the 2009 Plan to our executive officers is expected to occur in the first quarter of each year following the earnings announcements for the previous quarter and full year. The Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and RSUs to non-employee directors. It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares, except in limited circumstances where they are issued from treasury stock. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our equity compensation plans is limited. At December 31, 2023, an aggregate of 7.7 million shares were available for future grants and awards under these plans.

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

A summary of stock option activity for the year ended December 31, 2023 is as follows (options in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value (in millions)
Outstanding at January 1, 2023	7,944	$121.94
Options granted	15	127.96
Options exercised	(733)	96.17
Options forfeited	(280)	135.28
Options expired	(725)	131.46
Outstanding at December 31, 2023	6,221	$123.29	5.0	$44.3
Vested or expected to vest as of December 31, 2023	6,176	$123.23	5.0	$44.1
Exercisable at December 31, 2023	5,012	$120.83	4.4	$41.0

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

The following table presents information regarding the weighted average fair value of stock options granted, the assumptions used to determine fair value, the intrinsic value of options exercised and the tax benefit of options exercised in the indicated year:

	For the Years Ended December 31,
	2023	2022	2021
Dividend yield	0.8%	0.8%	0.6%
Volatility	27.7%	30.2%	30.3%
Risk-free interest rate	3.5%	1.9%	0.7%
Expected life (years)	5.0	5.0	5.4
Weighted average fair value of options granted	$36.65	$32.07	$43.91
Intrinsic value of options exercised (in millions)	$23.2	$20.5	$54.6
Tax benefit of options exercised (in millions)	$4.4	$4.0	$10.8

As of December 31, 2023, there was $18.7 million of unrecognized share-based payment expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 1.2 years.

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

A summary of nonvested RSU activity for the year ended December 31, 2023 is as follows (RSUs in thousands):

		Weighted Average
		Grant Date
	RSUs	Fair Value
Outstanding at January 1, 2023	1,198	$147.85
Granted	1,225	127.47
Vested	(265)	124.73
Forfeited	(351)	147.16
Outstanding at December 31, 2023	1,807	$135.97

For the RSUs with service conditions only, the fair value of the awards was determined based upon the fair market value of our common stock on the date of grant. For the RSUs with market conditions, a Monte Carlo valuation technique was used to simulate the market conditions of the awards. The outcome of the simulation was used to determine the fair value of the awards.

We are required to estimate the number of RSUs that will vest and recognize share-based payment expense on a straight-line basis over the requisite service period. As of December 31, 2023, we estimate that approximately 1,347,105 outstanding RSUs will vest. If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period. Based upon the number of RSUs that we expect to vest, the unrecognized share-based payment expense as of December 31, 2023 was $84.5 million and is expected to be recognized over a weighted-average period of 1.8 years. The fair value of RSUs that vested during the years ended December 31, 2023, 2022 and 2021 based upon our stock price on the date of vesting was $26.9 million, $20.3 million, and $40.0 million, respectively.

7.
Inventories

Inventories consisted of the following (in millions):

	As of December 31,
	2023	2022
Finished goods	$1,831.2	$1,655.0
Work in progress	246.5	230.9
Raw materials	307.5	261.3
Inventories	$2,385.2	$2,147.2

Amounts charged to the consolidated statements of earnings for excess and obsolete inventory, including certain product lines we intend to discontinue, in the years ended December 31, 2023, 2022 and 2021 were $155.2 million, $137.3 million and $117.3 million, respectively.

8.
Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	As of December 31,
	2023	2022
Land	$18.9	$19.2
Building and equipment	2,245.9	2,093.4
Capitalized software costs	552.2	518.2
Instruments	3,748.6	3,683.5
Construction in progress	200.6	144.1
	6,766.2	6,458.4
Accumulated depreciation	(4,705.8)	(4,585.9)
Property, plant and equipment, net	$2,060.4	$1,872.5

Depreciation expense was $390.2 million, $399.6 million and $408.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

We had $30.8 million and $17.0 million of property, plant and equipment included in accounts payable as of December 31, 2023 and 2022, respectively.

9.
Fair Value Measurements of Assets and Liabilities

The following financial assets and liabilities related to continuing operations are recorded at fair value on a recurring basis (in millions):

	As of December 31, 2023
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$54.4	$-	$54.4	$-
Cross-currency interest rate swaps	5.4	-	5.4	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	0.4	-	0.4	-
Total Assets	$60.2	$-	$60.2	$-
Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$3.7	$-	$3.7	$-
Cross-currency interest rate swaps	68.1	-	68.1	-
Interest rate swaps	144.7	-	144.7	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.6	-	1.6	-
Contingent payments related to acquisitions	141.7	-	-	141.7
Total Liabilities	$359.8	$-	$218.1	$141.7

	As of December 31, 2022
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$72.8	$-	$72.8	$-
Cross-currency interest rate swaps	6.8	-	6.8	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.8	-	1.8	-
Forward Exchange Agreement	1.1	-	1.1	-
Investment in ZimVie	45.5	45.5	-	-
Total Assets	$128.0	$45.5	$82.5	$-
Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$5.5	$-	$5.5	$-
Cross-currency interest rate swaps	49.6	-	49.6	-
Interest rate swaps	172.0	-	172.0	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	3.3	-	3.3	-
Contingent payments related to acquisitions	17.4	-	-	17.4
Total Liabilities	$247.8	$-	$230.4	$17.4

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

Contingent payments related to acquisitions consist of sales-based payments and regulatory milestones, and are valued using discounted cash flow techniques. The fair value of sales-based payments is based upon significant unobservable inputs such as probability-weighted future revenue estimates and simulating the numerous potential outcomes, and changes as revenue estimates increase or decrease. The fair value of the regulatory milestones is based on the probability of success in obtaining the specified regulatory approval.

Contingent payments related to our acquisition of Embody, Inc. (“Embody”) in February 2023 are to be settled by issuance of our common stock and cash payments. The Embody acquisition is discussed in Note 10. During the year ended December 31, 2023, we issued 0.1 million shares of our common stock valued at $15.5 million and paid $0.7 million of cash as the regulatory milestone related to the Embody acquisition was achieved. The fair value of common stock was determined to be $143.84 per share, which represented the average of our high and low stock prices on the settlement date. To minimize dilution from issuing shares for the milestone settlement, we repurchased 0.1 million shares of our common stock in June of 2023.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2022	$17.4
New contingent consideration related to the 2023 acquisitions	138.5
Change in estimates	16.0
Settlements	(30.2)
Ending balance December 31, 2023	$141.7

Changes in estimates for contingent payments related to acquisitions are recognized in the Acquisition, integration, divestiture and related line item on our consolidated statements of earnings.

10.
Acquisitions

On February 14, 2023, we completed the acquisition of all the outstanding shares of Embody, a medical device company focused on soft tissue healing, that expands our portfolio for the sports medicine market. Initial consideration consisted of the issuance of 1.1 million shares of our common stock valued at $135.0 million and $19.5 million of cash for a total value of $154.5 million. The fair value of our common stock was determined to be $127.34 per share, which represented the average of our high and low stock prices on the acquisition date. To minimize dilution from issuing shares for the Embody acquisition, we repurchased 1.9 million shares of our common stock in the three-month period ended March 31, 2023. The Embody acquisition includes additional consideration of up to $120.0 million in fair value of our common shares and cash, subject to achieving a future regulatory milestone after closing and commercial milestones based on sales growth over a three-year period. We assigned a fair value of $94.0 million for this contingent consideration as of the acquisition date. The estimated fair value of the contingent consideration liability was calculated based on the probability of achieving the specified regulatory milestone and by simulating numerous potential outcomes for the commercial milestones and discounting to present value the estimated payments.

On April 28, 2023, we completed the acquisition of all the outstanding shares of a privately held orthopedics medical device company that expands our portfolio in the orthopedics market ("April acquisition"). The initial consideration consisted of $15.0 million of cash and includes additional consideration of up to $8.0 million in cash, subject to achieving future regulatory milestones.

On October 6, 2023, we completed the acquisition of all the outstanding shares of a privately held orthopedics medical device company that provides us new surgical technology that can be used in procedures across multiple product categories (“October acquisition”). The initial consideration consisted of $42.2 million of cash and includes additional consideration of up to $33.0 million in cash contingent upon achieving certain commercial milestones based on sales growth over a three-year period. We assigned a fair value of $21.5 million for this contingent consideration as of the acquisition date. The estimated fair value of the contingent liability was calculated based on the probability of achieving the commercial milestones and discounting to present value the estimated payments.

On November 15, 2023, we completed the acquisition of a privately held technology company by acquiring certain assets, liabilities and employees of the technology company (“November acquisition”). The November acquisition expands our technology and data capabilities and solutions across multiple product categories to better serve our customers. The initial consideration consisted of $60.7 million of cash and includes additional consideration of up to $20.0 million in cash contingent upon achieving a commercial milestone based on a certain sales target which must be achieved by December 31, 2025. We assigned a fair value of $15.0 million for this contingent consideration as of the acquisition date. The estimated fair value of the contingent liability was calculated based on the probability of achieving the commercial milestone and discounting to present value the estimated payment.

These acquisitions are collectively referred to in this report as the “2023 acquisitions”. Refer to Note 9 for information regarding the issuance of common stock and cash payments related to the contingent consideration liabilities that have occurred subsequent to the acquisition dates.

The goodwill related to the 2023 acquisitions represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to the 2023 acquisitions is generated from the operational synergies and cross-selling opportunities we expect to achieve from the technologies acquired. A portion of the goodwill is expected to be deductible for U.S. income tax purposes. The goodwill related to the Embody, the October and the November acquisitions is included in the Americas operating segment and the Americas Orthopedics reporting unit. The goodwill related to the April acquisition is included in the Asia Pacific operating segment and reporting unit.

The purchase price allocations for the 2023 acquisitions are preliminary as of December 31, 2023. We need additional time to evaluate the tax attributes of the transactions, which may change the recognized tax assets and liabilities. We are also evaluating certain contingent liabilities as of the respective acquisition dates. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the respective acquisition dates.

The following table summarizes the preliminary estimates of fair value of the assets acquired and liabilities assumed related to the 2023 acquisitions (in millions):

Current assets	$13.1
Intangible assets subject to amortization:
Technology	144.0
Trademarks and trade names	3.5
Customer relationships	40.1
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	36.3
Goodwill	215.0
Other assets	4.8
Total assets acquired	456.8
Current liabilities	8.2
Deferred income taxes	37.7
Total liabilities assumed	45.9
Net assets acquired	$410.9

The weighted average amortization periods selected for technology, customer relationships and trademarks and trade names were 15 years, 8 years and 13 years, respectively. Upon receiving regulatory approval subsequent to the Embody acquisition date, the $36.3 million of IPR&D was reclassified to a definite-lived intangible asset and began amortizing over the applicable estimated useful life.

During the year ended December 31, 2023, there were no material adjustments to the preliminary values of the 2023 acquisitions.

On April 18, 2022, we completed the acquisition of all the outstanding shares of a privately held sternal closure company. The acquisition was completed primarily to expand our product offerings in the CMFT market. The total aggregate cash consideration paid at closing was $100.0 million, with an additional $11.0 million of deferred payments to be made over the following two years, of which $4.0 million was paid in the year ended December 31, 2023.

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

11.
Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill related to continuing operations (in millions):

	Americas	EMEA	Asia Pacific	Total
Balance at January 1, 2022
Goodwill	$8,045.8	$1,354.3	$564.0	$9,964.1
Accumulated impairment losses	(7.7)	(1,037.0)	-	(1,044.7)
	8,038.1	317.3	564.0	8,919.4
Purchase accounting adjustments	0.9	-	-	0.9
Other acquisitions	48.3	-	-	48.3
Currency translation	(51.7)	(27.5)	(19.4)	(98.6)
Impairment	-	(289.8)	-	(289.8)
Balance at December 31, 2022
Goodwill	8,043.3	1,326.8	544.6	9,914.7
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	8,035.6	-	544.6	8,580.2
2023 acquisitions	201.4	-	13.6	215.0
Currency translation	28.8	-	(5.5)	23.3
Balance at December 31, 2023
Goodwill	8,273.5	1,326.8	552.7	10,153.0
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	$8,265.8	$-	$552.7	$8,818.5

As discussed further in Note 10, we completed acquisitions during the years ended December 31, 2023 and 2022, resulting in additional goodwill.

We perform our annual test of goodwill impairment in the fourth quarter of every year. In connection with the annual goodwill impairment test in the fourth quarter of 2023, we estimated the fair value of our Americas Orthopedics and Americas CMFT reporting units using the income and market approaches. In the annual 2023 test, each of the Americas Orthopedics and Americas CMFT reporting units exceeded their carrying values by more than 50 percent. We performed a qualitative test on our Asia Pacific reporting unit and concluded it was more likely than not the fair value of this reporting unit exceeded its carrying value. We fully impaired the goodwill related to our EMEA reporting unit during the fourth quarter of 2022, as discussed below.

During the year ended December 31, 2022, we recorded a goodwill impairment charge of $289.8 million in our EMEA reporting unit, primarily due to the impacts from macroeconomic factors. The weakening of major foreign currencies in our EMEA reporting unit against the U.S. Dollar significantly impacted forecasted cash flows used in our analysis. For the EMEA reporting unit, operating expenses did not decline proportionally to revenue as many inventory-related and certain expenses are based on the U.S. Dollar. In addition, inflationary pressures also caused our forecasted expenses to increase. Furthermore, our discounted cash flows utilized a higher risk-adjusted discount rate for the 2022 impairment test when compared to the 2021 test, primarily due to central banks raising interest rates in 2022 and increased country-specific risk due to macroeconomic factors and risks the region faces. We had previously taken goodwill impairment charges related to this reporting unit in prior years so when these negative macroeconomic factors occurred in 2022, the remaining goodwill was determined to be fully impaired.

We estimated the fair value of the EMEA reporting unit based on income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators from publicly-traded companies that are similar to our EMEA reporting unit and considers differences between our reporting unit and the comparable companies.

In estimating the future cash flows of the EMEA reporting unit, we utilized a combination of market and company-specific inputs that a market participant would use in assessing the fair value of the reporting units. The primary market input was revenue growth rates. These rates were based upon historical trends and estimated future growth drivers such as an aging global population, obesity and more active lifestyles. Significant company-specific inputs included assumptions regarding how the reporting unit could leverage operating expenses as revenue grows and the impact any of our differentiated products or new products will have on revenues.

Under the guideline public company methodology, we took into consideration specific risk differences between our reporting unit and the comparable companies, such as recent financial performance, size risks and product portfolios, among other considerations.

There were no goodwill impairment charges for the year ended December 31, 2021.

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

The components of identifiable intangible assets related to continuing operations were as follows (in millions):

	Technology	Intellectual Property Rights	Trademarks and Trade Names	Customer Relationships	IPR&D	Other	Total
As of December 31, 2023:
Intangible assets subject to amortization:
Gross carrying amount	$3,177.4	$473.2	$523.8	$5,130.7	$-	$172.7	$9,477.8
Accumulated amortization	(1,894.2)	(295.1)	(289.9)	(2,495.4)	-	(108.4)	(5,083.0)
Intangible assets not subject to amortization:
Gross carrying amount	-	-	454.6	-	7.0	-	461.6
Total identifiable intangible assets	$1,283.2	$178.1	$688.5	$2,635.3	$7.0	$64.3	$4,856.4
As of December 31, 2022:
Intangible assets subject to amortization:
Gross carrying amount	$2,954.3	$388.5	$518.0	$5,073.1	$-	$174.0	$9,107.9
Accumulated amortization	(1,700.2)	(250.8)	(258.7)	(2,198.8)	-	(94.7)	(4,503.2)
Intangible assets not subject to amortization:
Gross carrying amount	-	-	452.1	-	7.0	-	459.1
Total identifiable intangible assets	$1,254.1	$137.7	$711.4	$2,874.3	$7.0	$79.3	$5,063.8

We recognized IPR&D intangible asset impairment charges of $3.0 million and $16.3 million in the years ended December 31, 2022 and 2021, respectively, in “Goodwill and intangible asset impairment” on our consolidated statements of earnings. These impairments were the result of terminated projects or delays and additional costs related to a project. Since these projects had a low probability of success or were not a priority, their terminations are not expected to have a significant impact on our future cash flows. There were no IPR&D intangible asset impairment charges in the year ended December 31, 2023.

In the year ended December 31, 2023, we entered into agreements to acquire intellectual property through the buyout of certain licensing arrangements. These new agreements and the related payments eliminate the various royalty payments that would have been due under the terms of previous licensing arrangements through 2030. These new agreements benefit us by expanding our ownership of intellectual property that we may use in the future. We recognized intangible assets of $86.1 million related to these agreements which will be amortized through 2030. The fixed, contractual payments made under these new agreements are reflected in investing cash flows in our consolidated statements of cash flows.

Estimated annual amortization expense based upon intangible assets recognized as of December 31, 2023 for the years ending December 31, 2024 through 2028 is (in millions):

For the Years Ending December 31,
2024	$572.7
2025	553.7
2026	532.3
2027	517.9
2028	509.8

12.
Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	As of December 31,
	2023	2022
Other current liabilities:
License and service agreements	$114.7	$147.5
Salaries, wages and benefits	417.1	336.2
Litigation and product liability	146.2	205.6
Customer rebates	180.0	149.7
Accrued liabilities	627.7	582.3
Total other current liabilities	$1,485.7	$1,421.3

.

13.
Debt

Our debt consisted of the following (in millions):

	As of December 31,
	2023	2022
Current portion of long-term debt
Short-Term Term Loan	$-	$83.0
Uncommitted Credit Facility	50.0	-
Five-Year Credit Agreement	-	375.0
3.700% Senior Notes due 2023	-	86.3
1.450% Senior Notes due 2024	850.0	-
Total short-term debt	$900.0	$544.3
Long-term debt
1.450% Senior Notes due 2024	$-	$850.0
3.550% Senior Notes due 2025	863.0	863.0
3.050% Senior Notes due 2026	600.0	600.0
5.350% Senior Notes due 2028	500.0	-
3.550% Senior Notes due 2030	257.5	257.5
2.600% Senior Notes due 2031	750.0	750.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
2.425% Euro Notes due 2026	552.3	533.6
1.164% Euro Notes due 2027	552.3	533.6
Debt discount and issuance costs	(29.1)	(30.1)
Adjustment related to interest rate swaps	(144.7)	(172.0)
Total long-term debt	$4,867.9	$5,152.2

At December 31, 2023, our total current and non-current debt of $5.8 billion consisted of $5.9 billion aggregate principal amount of senior notes, which included €1.0 billion of Euro-denominated senior notes (“Euro Notes”), and $50.0 million of outstanding borrowings under the Uncommitted Facility Letter (defined below), partially offset by fair value adjustments relating to interest rate swaps totaling $144.7 million and debt discount and issuance costs of $29.1 million.

In 2023, we redeemed the $83.0 million outstanding principal amount of our Short-Term Term Loan and the $86.3 million outstanding principal amount of our 3.700% Senior Notes due 2023.

On November 28, 2023, we completed the offering of $500.0 million aggregate principal amount of our 5.350% Senior Notes due December 1, 2028. Interest is payable on these Senior Notes June 1 and December 1 of each year until maturity. We received net proceeds of $499.8 million.

On August 28, 2023, we entered into an uncommitted facility letter (the "Uncommitted Credit Facility"), which provides that from time to time, we may request, and the lender in its absolute and sole discretion may provide, short-term loans. Borrowings under the Uncommitted Credit Facility may be used only for general corporate and working capital purposes. The Uncommitted Credit Facility provides that the aggregate principal amount of outstanding borrowings at any time shall not exceed $300.0 million. Each borrowing under the Uncommitted Credit Facility will mature on the maturity date specified by the lender at the time of the advance, which will be no more than 90 days following the date of the advance. The Uncommitted Credit Facility and borrowings thereunder are unsecured. Borrowings under the Uncommitted Credit Facility bear interest at floating rates, based upon either an adjusted term secured overnight financing rate (“Term SOFR”) for the applicable interest period, the prime rate, or lender’s cost of funds, in each case, plus an applicable margin determined at the time of each borrowing. The Uncommitted Credit Facility includes customary affirmative and negative covenants and events of default for unsecured uncommitted financing arrangements. We were in compliance with all covenants under the Uncommitted Credit Facility as of December 31, 2023. As of December 31, 2023, there were outstanding borrowings of $50.0 million under the Uncommitted Credit Facility.

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

Borrowings under the 2023 Five-Year Credit Agreement bear interest at floating rates, based upon either an adjusted Term SOFR for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2023 Five-Year Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating. The 2023 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets. The 2023 Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2023 Five-Year Credit Agreement as of December 31, 2023. As of December 31, 2023, there were no outstanding borrowings under the 2023 Five-Year Credit Agreement.

The 2023 364-Day Revolving Credit Agreement is an unsecured revolving credit facility in the principal amount of $1.0 billion (the “2023 364-Day Revolving Facility”). The 2023 364-Day Revolving Credit Agreement replaced a credit agreement entered into on August 19, 2022, which was also a 364-day unsecured revolving credit facility of $1.0 billion (the “2022 364-Day Revolving Facility”). There were no borrowings outstanding under the 2022 364-Day Revolving Facility when it was terminated.

The 2023 364-Day Revolving Facility will mature on July 5, 2024. Borrowings under the 2023 364-Day Revolving Credit Agreement bear interest at floating rates based upon either an adjusted Term SOFR for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2023 364-Day

Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating. The 2023 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets. The 2023 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2023 364-Day Revolving Credit Agreement as of December 31, 2023. As of December 31, 2023, there were no outstanding borrowings under the 2023 364-Day Revolving Credit Agreement.

Borrowings under our revolving credit facilities have been executed with underlying notes that have maturities of three months or less. At the maturity of the underlying note, we elect to either repay the note, borrow the same amount, or some combination thereof. On our consolidated statements of cash flows, we present the borrowings and repayments of these underlying notes as net cash inflows or outflows due to their short-term nature. The gross borrowings and repayments in the prior years’ consolidated statements of cash flows have been reclassified to a net amount to conform to the current year presentation.

On December 13, 2022, we used cash on hand, including the Short-Term Term Loan proceeds of $83.0 million and borrowings under our 2022 Five-Year Revolving Facility, to redeem the full €500.0 million outstanding principal amount of our 1.414% Euro Notes due 2022.

On September 22, 2022, we used cash on hand to repay the full ¥11.7 billion and ¥21.3 billion outstanding principal amounts on two Japanese term loans.

On August 31, 2022, we borrowed an aggregate principal amount of $83.0 million under the Short-Term Term Loan with a third-party financial institution, the proceeds of which were used to redeem a portion of Euro notes that matured on December 13, 2022. As more fully described in Note 3, the Short-Term Term Loan was settled in February 2023.

On March 18, 2022, we redeemed the full $750.0 million outstanding principal amount of our senior notes due April 1, 2022. A $100.0 million draw under a previous credit facility, together with cash on hand, were used to redeem these notes. $540.6 million of this cash on hand came from the dividend paid by ZimVie to Zimmer Biomet at separation.

On November 15, 2021, we commenced cash tender offers to purchase certain outstanding senior notes. The proceeds from a 2021 senior notes offering, together with cash on hand, were used to pay for the senior notes purchased in the cash tender offers. As a result, we recorded a loss on the extinguishment of debt in the amount of $165.1 million in our consolidated statement of earnings for the year ended December 31, 2021. The components of this loss were the reacquisition price of $2,154.8 million minus the carrying value of the debt of $1,982.7 million (including debt discount and issuance costs) plus debt tender fees of $5.0 million minus a gain of $12.0 million on a reverse treasury lock that we entered into to offset any increases or decreases to the premium associated with the tender offer from the date we entered into the lock.

The estimated fair value of our senior notes, which includes our Euro notes, as of December 31, 2023, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $5,602.1 million. The carrying value of the outstanding $50.0 million principal balance of the Uncommitted Credit Facility approximates the fair value as it bears interest at short-term market rates.

At December 31, 2023 and 2022, the weighted average interest rate for our borrowings was 3.2 percent and 3.2 percent, respectively. We paid $200.6 million, $161.7 million, and $219.0 million in interest during 2023, 2022, and 2021, respectively.

14.
Accumulated Other Comprehensive Income

AOCI refers to certain gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Amounts in AOCI may be reclassified to net earnings upon the occurrence of certain events.

Our AOCI is comprised of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges, and amortization of prior service costs and unrecognized gains and losses in actuarial assumptions on our defined benefit plans. Foreign currency translation adjustments are reclassified to net earnings upon sale or upon a complete or substantially complete liquidation of an investment in a foreign entity. In the year ended December 31, 2022, due to the spinoff of ZimVie, certain foreign entities were completely liquidated. In a pro rata spinoff of consolidated subsidiaries’ assets and liabilities, the distribution of these net assets is recognized through equity instead of net earnings. Therefore, the foreign currency translation adjustments of those entities that were completely liquidated were reclassified to retained earnings. Similarly, we had entered into instruments designated as net investment hedges against certain of these same foreign entities. We reclassified the portion of the net investment hedge gains (losses) deferred in foreign currency translation adjustments related to those entities to retained earnings. Unrealized gains and losses on cash flow hedges are reclassified to net earnings when the hedged item affects net earnings. Amounts related to defined benefit plans that are in AOCI are reclassified over the service periods of employees in the plan. See Note 16 for more information on our defined benefit plans.

The following table shows the changes in the components of AOCI, net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance December 31, 2022	$(169.3)	$69.6	$(79.6)	$(179.3)
AOCI before reclassifications	9.9	71.1	(9.5)	71.5
Reclassifications to statements of earnings	-	(77.4)	(5.8)	(83.2)
Balance December 31, 2023	$(159.4)	$63.3	$(94.9)	$(191.0)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain / (Loss)
	Reclassified from AOCI
	For the Years Ended December 31,			Location on
Component of AOCI	2023	2022	2021	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$94.1	$54.8	$(0.8)	Cost of products sold
Forward starting interest rate swaps	(0.7)	(0.8)	(0.6)	Interest expense, net
	93.4	54.0	(1.4)	Total before tax
	16.0	8.0	(0.1)	Provision for income taxes
	$77.4	$46.0	$(1.3)	Net of tax
Defined benefit plans
Settlements, Prior service cost and unrealized actuarial gain (loss)	$6.1	$0.2	$(14.0)	Other (expense) income, net
	0.3	(1.2)	(3.8)	Provision for income taxes
	$5.8	$1.4	$(10.2)	Net of tax
Total reclassifications	$83.2	$47.4	$(11.5)	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our consolidated statements of comprehensive income (loss) (in millions):

	For the Years Ended December 31,
	Before Tax			Tax			Net of Tax
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Foreign currency cumulative translation adjustments	$(2.9)	$(87.3)	$(54.8)	$(12.8)	$36.0	$45.1	$9.9	$(123.3)	$(99.9)
Unrealized cash flow hedge gains	84.8	100.5	102.5	13.7	17.0	16.1	71.1	83.5	86.4
Reclassification adjustments on cash flow hedges	(93.4)	(54.0)	1.4	(16.0)	(8.0)	0.1	(77.4)	(46.0)	1.3
Adjustments to prior service cost and unrecognized actuarial assumptions	(17.0)	95.9	96.9	(1.7)	18.9	18.5	(15.3)	77.0	78.4
Total Other Comprehensive (Loss) Income	$(28.5)	$55.1	$146.0	$(16.8)	$63.9	$79.8	$(11.7)	$(8.8)	$66.2

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

As of December 31, 2023 and December 31, 2022, the following amounts were recorded on our consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Long-term debt	$851.3	$823.9	$(144.7)	$(172.0)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes (the 4.450% Senior Notes due 2045) we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering. The interest rate swaps were settled, and the remaining loss to be recognized at December 31, 2023 was $23.9 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

Foreign Currency Exchange Rate Risk

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We also designated our Euro notes and other foreign currency exchange forward contracts as net investment hedges of investments in foreign subsidiaries. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Swiss Francs, Japanese Yen, British Pounds, Chinese Renminbi, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Turkish Lira, Polish Zloty, Danish Krone, and Norwegian Krone. We do not use derivative financial instruments for trading or speculative purposes.

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

At December 31, 2023, we had receive-fixed-rate, pay-fixed-rate cross-currency interest rate swaps with notional amounts outstanding of Euro 700 million, Japanese Yen 54.1 billion and Swiss Franc 125 million. These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially eliminated. We recognize the excluded component in interest expense, net on our consolidated statements of earnings. The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our consolidated statements of cash flows. In the year ended December 31, 2023, Euro 100 million and Swiss Franc 50 million of these cross-currency interest rate swaps matured at a gain of $6.0 million and a loss of $3.0 million, respectively. The settlement of these gains with the counterparties is reflected in investing cash flows in our consolidated statements of cash flows and will remain in AOCI on our consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts outstanding at December 31, 2023, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from January 2024 through April 2026. As of December 31, 2023, the notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars were $1,531.1 million. As of December 31, 2023, the notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs were $449.4 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our consolidated statements of earnings, consolidated statements of comprehensive income (loss) and consolidated balance sheets (in millions):

	Amount of Gain / (Loss)				Amount of Gain / (Loss)
	Recognized in AOCI			Location on	Reclassified from AOCI
	Years Ended December 31,			Statement of	Years Ended December 31,
Derivative Instrument	2023	2022	2021	Earnings	2023	2022	2021
Foreign exchange forward contracts	$84.8	$100.5	$102.5	Cost of products sold	$94.1	$54.8	$(0.8)
Forward starting interest rate swaps	-	-	-	Interest expense, net	(0.7)	(0.7)	(0.6)
	$84.8	$100.5	$102.5		$93.4	$54.1	$(1.4)

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the consolidated balance sheet at December 31, 2023, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $71.6 million, or $63.3 million after taxes, which is deferred in AOCI. A gain of $68.2 million, or $56.4 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.7 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effects of fair value, cash flow and net investment hedge accounting on our consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Years Ended December 31,
	2023		2022		2021
	Cost of	Interest	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$2,083.8	$(201.2)	$2,019.5	$(164.8)	$1,960.4	$(208.4)
The effects of fair value, cash flow and net investment hedging:
Gain (loss) on fair value hedging relationships
Discontinued interest rate swaps	-	-	-	-	-	3.1
Interest rate swaps	-	(38.9)	-	(4.0)	-	6.4
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	94.1	-	54.8	-	(0.8)	-
Forward starting interest rate swaps	-	(0.7)	-	(0.7)	-	(0.6)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	33.7	-	21.6	-	37.5

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized on our consolidated statements of earnings (in millions):

	Location on	Years Ended December 31,
Derivative Instrument	Statements of Earnings	2023	2022	2021
Foreign exchange forward contracts	Other (expense) income, net	$4.4	$(26.1)	$(1.8)
Forward Exchange Agreement	Other (expense) income, net	-	1.1	-
Reverse treasury lock	Loss on early extinguishment of debt	-	-	12.0

These gains/(losses) do not reflect losses of $21.6 million, gains of $5.3 million and losses of $3.7 million in 2023, 2022 and 2021, respectively, recognized in other (expense) income, net as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of December 31, 2023 and 2022, all derivative instruments designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our consolidated balance sheets. On our consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of December 31, 2023		As of December 31, 2022
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$58.4	Other current assets	$73.2
Cross-currency interest rate swaps	Other current assets	-	Other current assets	6.8
Foreign exchange forward contracts	Other assets	17.2	Other assets	16.6
Cross-currency interest rate swaps	Other assets	5.4	Other assets	-
Total asset derivatives		$81.0		$96.6

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$1.2	Other current assets	$3.1
Forward Exchange Agreement	Other current assets	-	Other current assets	1.1
Total asset derivatives not designated as hedges		$1.2		$4.2

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$13.9	Other current liabilities	$8.0
Cross-currency interest rate swaps	Other current liabilities	33.3	Other current liabilities	3.3
Foreign exchange forward contracts	Other long-term liabilities	11.0	Other long-term liabilities	14.5
Cross-currency interest rate swaps	Other long-term liabilities	34.8	Other long-term liabilities	46.3
Interest rate swaps	Other long-term liabilities	144.7	Other long-term liabilities	172.0
Total liability derivatives		$237.7		$244.1

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$2.4	Other current liabilities	$4.6

The table below presents the effects of our master netting agreements on our consolidated balance sheets (in millions):

		As of December 31, 2023			As of December 31, 2022
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$58.4	$13.0	$45.4	$73.2	$7.1	$66.1
Cash flow hedges	Other assets	17.2	8.2	9.0	16.6	9.9	6.7
Derivatives not designated as hedges	Other current assets	1.2	0.8	0.4	3.1	1.3	1.8

Liability Derivatives
Cash flow hedges	Other current liabilities	13.9	13.0	0.9	8.0	7.1	0.9
Cash flow hedges	Other long-term liabilities	11.0	8.2	2.8	14.5	9.9	4.6
Derivatives not designated as hedges	Other current liabilities	2.4	0.8	1.6	4.6	1.3	3.3

The following net investment hedge gains (losses) were recognized on our consolidated statements of comprehensive income (loss) (in millions):

	Amount of Gain / (Loss)
	Recognized in AOCI
	Years Ended December 31,
Derivative Instrument	2023	2022	2021
Euro Notes	$(37.4)	$113.1	$129.6
Cross-currency interest rate swaps	(16.9)	6.4	103.0
	$(54.3)	$119.5	$232.6

16.
Retirement Benefit Plans

We have defined benefit pension plans covering certain U.S. and Puerto Rico employees. Plan benefits are primarily based on years of credited service and the participant’s average eligible compensation. The U.S. and Puerto Rico plans are frozen except for one insignificant plan; meaning there are no new participants that can join the plan and participants in the plan do not accrue additional years of service or compensation. In addition to the U.S. and Puerto Rico defined benefit pension plans, we sponsor various foreign pension arrangements, including retirement and termination benefit plans required by local law or coordinated with government sponsored plans.

We use a December 31 measurement date for our benefit plans.

Defined Benefit Plans

The components of net pension expense for our defined benefit retirement plans were as follows (in millions):

	For the Years Ended December 31,
	U.S. and Puerto Rico			Foreign
	2023	2022	2021	2023	2022	2021
Service cost	$0.4	$0.7	$0.9	$15.5	$22.7	$24.7
Interest cost	18.7	11.7	10.5	15.7	5.4	4.9
Expected return on plan assets	(30.1)	(30.8)	(29.8)	(22.5)	(14.3)	(15.6)
Settlements	0.1	-	6.4	(2.6)	(5.0)	0.5
Amortization of prior service cost	0.2	0.3	0.3	(4.4)	(4.1)	(4.3)
Amortization of unrecognized actuarial loss	2.8	7.8	8.6	(2.2)	0.8	2.5
Net periodic (income) benefit expense	$(7.9)	$(10.3)	$(3.1)	$(0.5)	$5.5	$12.7

In our consolidated statements of earnings, service cost is reported in the same location as other compensation costs arising from services rendered by the pertinent employees while the other components of net pension expense are reported in other (expense) income, net.

The weighted average actuarial assumptions used to determine net pension expense for our defined benefit retirement plans were as follows:

	For the Years Ended December 31,
	U.S. and Puerto Rico			Foreign
	2023	2022	2021	2023	2022	2021
Discount rate	5.25%	2.86%	2.04%	2.60%	0.67%	0.63%
Rate of compensation increase	-	-	-	2.33%	2.27%	2.39%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%	3.17%	1.83%	2.09%

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

Changes in projected benefit obligations and plan assets were (in millions):

	For the Years Ended December 31,
	U.S. and Puerto Rico		Foreign
	2023	2022	2023	2022
Projected benefit obligation - beginning of year	$366.8	$503.1	$567.9	$807.9
Service cost	0.4	0.7	15.5	22.7
Interest cost	18.7	11.7	15.7	5.4
Employee contributions	-	-	24.1	24.5
Benefits paid	(20.1)	(23.5)	(48.1)	(64.3)
Actuarial loss (gain)	15.1	(125.2)	31.1	(186.2)
Settlements	(0.3)	-	-	(2.3)
Translation loss (gain)	-	-	48.2	(39.8)
Projected benefit obligation - end of year	$380.6	$366.8	$654.4	$567.9

	For the Years Ended December 31,
	U.S. and Puerto Rico		Foreign
	2023	2022	2023	2022
Plan assets at fair market value - beginning of year	$396.2	$499.5	$667.2	$821.2
Actual return on plan assets	57.6	(81.5)	31.9	(93.8)
Employer contributions	0.4	1.7	19.9	19.8
Employee contributions	-	-	24.1	24.5
Settlements	(0.3)	-	-	(2.3)
Benefits paid	(20.1)	(23.5)	(48.1)	(64.3)
Translation gain (loss)	-	-	56.7	(37.9)
Plan assets at fair market value - end of year	$433.8	$396.2	$751.7	$667.2
Funded status	$53.2	$29.4	$97.3	$99.3

	For the Years Ended December 31,
	U.S. and Puerto Rico		Foreign
	2023	2022	2023	2022
Amounts recognized in consolidated balance sheet:
Prepaid pension	$54.5	$30.9	$117.8	$119.9
Short-term accrued benefit liability	(0.1)	(0.1)	(1.4)	(1.4)
Long-term accrued benefit liability	(1.2)	(1.4)	(19.1)	(19.2)
Net amount recognized	$53.2	$29.4	$97.3	$99.3

The weighted average actuarial assumptions used to determine the projected benefit obligation for our defined benefit retirement plans were as follows:

	For the Years Ended December 31,
	U.S. and Puerto Rico			Foreign
	2023	2022	2021	2023	2022	2021
Discount rate	5.38%	5.37%	2.70%	2.21%	2.65%	0.73%
Rate of compensation increase	-	-	-	2.34%	2.25%	2.48%

Plans with projected benefit obligations in excess of plan assets were as follows (in millions):

	As of December 31,
	U.S. and Puerto Rico		Foreign
	2023	2022	2023	2022
Projected benefit obligation	$1.3	$1.5	$27.2	$26.8
Plan assets at fair market value	-	-	8.6	7.9

Total accumulated benefit obligations and plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	As of December 31,
	U.S. and Puerto Rico		Foreign
	2023	2022	2023	2022
Total accumulated benefit obligations	$380.6	$366.8	$640.3	$548.6
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	1.3	1.5	24.9	24.5
Plan assets at fair market value	-	-	8.6	7.9

The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

For the Years Ending December 31,	U.S. and Puerto Rico	Foreign
2024	$24.4	$37.1
2025	25.7	38.9
2026	25.9	37.0
2027	26.3	37.8
2028	26.8	36.9
2029-2033	133.5	173.3

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

The fair value of our U.S. and Puerto Rico pension plan assets by asset category was as follows (in millions):

	As of December 31, 2023
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2.5	$2.5	$-	$-
Equity securities	296.2	-	296.2	-
Intermediate fixed income securities	135.1	-	135.1	-
Total	$433.8	$2.5	$431.3	$-

	As of December 31, 2022
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$5.0	$5.0	$-	$-
Equity securities	263.2	-	263.2	-
Intermediate fixed income securities	128.0	-	128.0	-
Total	$396.2	$5.0	$391.2	$-

The fair value of our foreign pension plan assets was as follows (in millions):

	As of December 31, 2023
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$28.5	$28.5	$-	$-
Equity securities	160.9	148.2	12.7	-
Fixed income securities	181.3	-	181.3	-
Other types of investments	185.3	-	185.3	-
Real estate	195.7	-	-	195.7
Total	$751.7	$176.7	$379.3	$195.7

	As of December 31, 2022
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$21.9	$21.9	$-	$-
Equity securities	136.0	122.6	13.4	-
Fixed income securities	168.8	-	168.8	-
Other types of investments	175.0	-	175.0	-
Real estate	165.5	-	-	165.5
Total	$667.2	$144.5	$357.2	$165.5

As of December 31, 2023 and 2022, our defined benefit pension plans’ assets did not hold any direct investment in Zimmer Biomet Holdings common stock.

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

The following table provides a reconciliation of the beginning and ending balances of our foreign pension plan assets measured at fair value that used significant unobservable inputs (Level 3) (in millions):

December 31, 2023
Beginning Balance	$165.5
Change in fair value of assets	9.4
Net purchases and sales	3.5
Translation gain	17.3
Ending Balance	$195.7

We expect that we will have minimal legally required funding requirements in 2024 for the qualified U.S. and Puerto Rico defined benefit retirement plans, and we do not expect to voluntarily contribute to these plans during 2024. Contributions to foreign defined benefit plans are estimated to be $18.2 million in 2024. We do not expect the assets in any of our plans to be returned to us in the next year.

Defined Contribution Plans

We also sponsor defined contribution plans for substantially all of the U.S. and Puerto Rico employees and certain employees in other countries.

The benefits offered under these plans are reflective of local customs and practices in the countries concerned. We expensed $60.4 million, $48.5 million and $46.3 million related to these plans for the years ended December 31, 2023, 2022 and 2021, respectively.

17.
Income Taxes

The components of earnings (loss) from continuing operations before income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2023	2022	2021
United States operations	$57.0	$(242.4)	$(118.8)
Foreign operations	1,010.3	645.9	617.8
Total	$1,067.3	$403.5	$499.0

The provision for income taxes and the income taxes paid consisted of the following (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Current:
Federal	$0.5	$175.3	$44.3
State	19.5	16.1	7.2
Foreign	118.5	(14.7)	104.1
	138.5	176.7	155.6
Deferred:
Federal	(125.2)	(74.8)	(83.5)
State	(16.7)	1.6	(19.4)
Foreign	45.6	8.8	0.8
	(96.3)	(64.4)	(102.1)
Provision for income taxes	$42.2	$112.3	$53.5
Net income taxes paid	$215.2	$326.6	$258.4

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

	For the Years Ended December 31,
	2023	2022	2021
U.S. statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal deduction	0.2	3.2	(2.8)
Tax impact of foreign operations, including U.S. taxes on international income and foreign tax credits	(0.3)	(1.8)	(10.3)
Change in valuation allowance	(0.2)	1.1	(0.5)
Non-deductible expenses	0.7	5.8	1.3
Goodwill impairment	-	15.3	-
Tax rate change	-	0.3	0.1
Tax impact of certain significant transactions	-	0.9	1.1
Tax benefit relating to foreign derived intangible income and U.S. manufacturer’s deduction	(0.8)	(2.9)	0.4
R&D tax credit	(0.6)	(2.0)	(2.2)
Share-based compensation	0.1	1.8	(0.2)
Net uncertain tax positions, including interest and penalties	(16.0)	(14.6)	2.9
Other	(0.1)	(0.2)	(0.1)
Effective income tax rate	4.0%	27.9%	10.7%

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

The components of deferred taxes consisted of the following (in millions):

	As of December 31,
	2023	2022
Deferred tax assets:
Inventory	$204.0	$187.9
Net operating loss carryover	484.3	476.2
Tax credit carryover	81.8	72.9
Capital loss carryover	8.1	7.8
Product liability and litigation	27.9	36.7
Accrued liabilities	92.4	99.1
Share-based compensation	44.4	36.6
Accounts receivable	23.0	25.8
Research and development	103.9	47.9
Lease liability	52.6	51.6
Other	25.2	51.1
Total deferred tax assets	1,147.6	1,093.6
Less: Valuation allowances	(464.6)	(463.2)
Total deferred tax assets after valuation allowances	$683.0	$630.4
Deferred tax liabilities:
Fixed assets	$122.2	$111.6
Intangible assets	466.5	466.8
Foreign currency items	-	23.0
Lease asset	48.8	47.2
Other	41.2	49.2
Total deferred tax liabilities	678.7	697.8
Total net deferred income taxes	$4.3	$(67.4)

At December 31, 2023, net operating loss, tax credit carryovers, and capital loss carryovers are available to reduce future federal, state and foreign taxable earnings (in millions):

Expiration Period:	Net operating loss carryover	Tax credit carryover	Capital loss carryover
1-5 years	$50.6	$20.3	$0.1
6-10 years	11.0	59.0	-
11+ years	281.9	1.3	-
Indefinite	140.8	1.2	8.0
	484.3	81.8	8.1
Valuation allowances	$411.5	$39.5	$8.1

The remaining valuation allowances booked against deferred tax assets of $5.5 million relate primarily to accrued liabilities and intangible assets that management believes, more likely than not, will not be realized.

We generally intend to limit distributions such that they would not result in significant U.S. tax costs. These distributions could come from foreign subsidiaries earnings that were previously taxed in the U.S. as a result of the transition tax or tax on Global Intangible Low-Taxed Income (“GILTI”). These previously taxed earnings would not be subject to further U.S. federal tax. We have not provided deferred taxes on any other outside basis differences in our investments in other foreign subsidiaries as these other outside basis differences are indefinitely reinvested in the operations of our foreign entities. If we decide later to repatriate these earnings to the U.S., we would be required to provide for the net tax effects on these amounts. We estimate that the total tax effect of a potential repatriation would not be significant under enacted tax laws and regulations and at current foreign currency exchange rates.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Balance at January 1	$521.0	$558.6	$619.4
Increases related to prior periods	68.7	25.0	11.5
Decreases related to prior periods	(206.2)	(78.2)	(12.7)
Increases related to current period	8.7	19.0	7.3
Decreases related to settlements with taxing authorities	-	(2.0)	(65.1)
Decreases related to lapse of statute of limitations	(0.3)	(1.4)	(1.8)
Balance at December 31	$391.9	$521.0	$558.6
Amounts impacting effective tax rate, if recognized balance at December 31	$251.6	$360.1	$426.4

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. During 2023, we released interest and penalties of $45.3 million, and as of December 31, 2023, had a recognized liability for interest and penalties of $89.1 million, which does not include any increase related to business combinations. The $206.2 million decrease related to prior periods and the $45.3 million release of interest and penalties primarily resulted from unrecognized tax benefits determined to be effectively settled during 2023.

During 2022, we accrued interest and penalties of $18.1 million, and as of December 31, 2022 had a recognized liability for interest and penalties of $134.5 million, which does not include any increase related to business combinations. During 2021, we accrued interest and penalties of $8.9 million, and as of December 31, 2021, had a recognized liability for interest and penalties of $116.2 million, which does not include any increase related to business combinations.

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Additionally, tax laws have and continue to undergo rapid changes in both application and interpretation by various countries, including initiatives led by the Organisation for Economic Cooperation and Development. Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events. Management’s best estimate of such change is within the range of a $270 million decrease to a $20 million increase.

We are under continuous audit by the Internal Revenue Service (“IRS”) and other foreign taxing authorities in the jurisdictions where we operate. In addition, some jurisdictions in which we operate require payment of disputed taxes to petition a court or taxing authority, or we may elect to make such payments prior to final resolution. We record any prepayments as income tax receivables when we believe our position is more likely than not to be upheld. We assess our position on these disputes at each reporting period. During the course of these audits, we receive proposed adjustments from taxing authorities that may be material. Therefore, there is a possibility that an adverse outcome in these audits could have a material effect on our results of operations and financial condition. Our U.S. federal income tax returns have been audited through 2019.

The IRS has proposed adjustments for tax years 2010-2012, primarily related to the reallocation of profits between certain U.S. and foreign subsidiaries, which remain unsettled. We have disputed these adjustments and intend to continue to vigorously defend our positions as we pursue resolution through the administrative process with the IRS Independent Office of Appeals.

The IRS has proposed adjustments for tax years 2013-2015, primarily related to transfer pricing involving our cost sharing agreement between the U.S. and Switzerland affiliated companies and the reallocation of profits between certain U.S. and foreign subsidiaries. This includes a proposed increase to our U.S. federal taxable income related to our cost sharing agreement, which would result in additional tax expense related to 2013 of approximately $370 million, subject to interest and penalties. We strongly believe that the position of the IRS, with regard to this matter, is inconsistent with the applicable U.S. Treasury regulations governing our cost sharing agreement. We intend to continue to vigorously contest the adjustments, and we will pursue all available administrative and, if necessary, judicial remedies. If we pursue judicial remedies in the U.S. Tax Court for years 2013-2015, a number of years will likely elapse before such matters are finally resolved. No payment of any amount related to this matter is required to be made, if at all, until all applicable proceedings have been completed.

The IRS has proposed adjustments for tax years 2016-2019, primarily related to the U.S. taxation of foreign earnings and profits, which could result in additional material tax expense if we are unsuccessful in defending our position. We disagree with the proposed adjustments and intend to continue to vigorously contest the adjustments. We do not expect a final resolution of these issues in the next 12 months. No payment of any amount related to this matter is required to be made, if at all, until all applicable proceedings have been completed.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes generally remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax return positions in the process of audit, appeals, or litigation.

In other major foreign jurisdictions, open years are generally 2016 or later.

18.
Capital Stock and Earnings per Share

We are authorized to issue 250.0 million shares of preferred stock, none of which were issued or outstanding as of December 31, 2023.

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

	For the Years Ended December 31,
	2023	2022	2021
Weighted average shares outstanding for basic net earnings per share	208.7	209.6	208.6
Effect of dilutive stock options and other equity awards	1.0	0.7	1.8
Weighted average shares outstanding for diluted net earnings per share	209.7	210.3	210.4

For the years ended December 31, 2023, 2022 and 2021, an average of 2.7 million options, 4.4 million options and 1.3 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock.

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

In 2023, the segment operating profit measures our CODM reviews were revised. Certain support function costs from our operating segments are now included in Corporate items. We have reclassified these support function expenses in the prior years to conform to the current year presentation.

In 2023, our CODM started reviewing accounts receivable and inventories as part of operating segment performance. In prior years no asset information was reviewed. Accordingly, we have included these operating segment assets in our 2023 and 2022 disclosures, rounded to the nearest million as presented to the CODM.

Net sales and other information by segment are as follows (in millions):

	Net Sales			Operating Profit			Depreciation and Amortization			Segment Assets
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,			As of December 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022

Americas	$4,624.1	$4,295.5	$4,102.1	$1,948.9	$1,819.7	$1,726.9	$145.9	$142.1	$143.1	$1,218.0	$1,172.0
EMEA	1,592.4	1,456.6	1,477.2	524.6	404.1	405.9	67.2	64.4	71.4	679.0	664.0
Asia Pacific	1,177.7	1,187.8	1,248.0	422.6	419.6	418.3	62.3	63.5	66.7	355.0	350.0
Total	$7,394.2	$6,939.9	$6,827.3
Corporate items				(1,056.9)	(1,127.5)	(1,145.0)	114.8	129.6	127.0	1,575.6	1,342.7
Intangible asset amortization				(561.5)	(526.8)	(529.5)	561.5	526.8	529.5	-	-
Goodwill and intangible asset impairment				-	(292.8)	(16.3)	-	-	-	-	-
Total				$1,277.7	$696.3	$860.3	$951.7	$926.4	$937.7	$3,827.6	$3,528.7

We conduct business in the following countries that hold 10 percent or more of our total consolidated Property, plant and equipment, net (in millions):

	As of December 31,
	2023	2022
United States	$1,265.1	$1,101.8
Other countries	795.3	770.7
Property, plant and equipment, net	$2,060.4	$1,872.5

U.S. sales were $4,288.8 million, $4,012.4 million, and $3,853.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Sales within any other individual country were less than 10 percent of our consolidated sales in each of those years. Sales are attributable to a country based upon the customer's country of domicile.

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

Information on our leases is as follows ($ in millions):

	For the Years Ended December 31,
	2023	2022	2021
Lease cost	$59.7	$62.4	$71.1
Cash paid for leases recognized in operating cash flows	$62.8	$65.2	$70.5
Right-of-use assets obtained in exchange for new lease liabilities	$77.8	$72.0	$88.8

	As of December 31,
	2023	2022
Right-of-use assets recognized in Other assets	$203.8	$196.4
Lease liabilities recognized in Other current liabilities	$52.9	$53.0
Lease liabilities recognized in Other long-term liabilities	$174.4	$167.3
Weighted-average remaining lease term	5.8 years	5.9 years
Weighted-average discount rate	2.8%	2.1%

Our variable lease costs are not significant.

Our future minimum lease payments as of December 31, 2023 were (in millions):

For the Years Ending December 31,
2024	$57.7
2025	48.1
2026	39.3
2027	31.3
2028	20.9
Thereafter	50.1
Total	247.4
Less imputed interest	20.1
Total	$227.3

21.
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

When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and other contingencies are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, and/or potentially involve penalties, fines or punitive damages. In addition to the matters described herein, we remain subject to the risk of future governmental, regulatory and legal actions. Governmental and regulatory actions may lead to product recalls, injunctions and other restrictions on our operations and monetary sanctions, which may include substantial civil or criminal penalties. Actions involving intellectual property could result in a loss of patent protection or the ability to market products, which could lead to significant sales reductions or cost increases, or otherwise materially affect the results of our operations.

We recognize litigation-related charges and gains in Selling, general and administrative expense on our consolidated statement of earnings. During the years ended December 31, 2023, 2022, and 2021, we recognized $21.6 million, $65.9 million and $201.0 million, respectively, of net litigation-related charges. At December 31, 2023 and 2022, accrued litigation liabilities were $244.1 million and $349.2 million, respectively. These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies and not just the matters discussed below. The ultimate cost of litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on our financial condition and results of operations.

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

Regulatory Matters, Government Investigations and Other Matters

FDA warning letter: In August 2018, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the Quality System Regulation (21 CFR Part 820) (“QSR”) at our legacy Biomet manufacturing facility in Warsaw, Indiana (this facility is sometimes referred to in this report as the “Warsaw North Campus”). On December 27, 2023, the FDA notified us that the warning letter relating to the Warsaw North Campus had been resolved.

FDA Form 483 inspectional observations: We are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities. The ultimate outcome of these matters is presently uncertain. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

Other Contingencies

Indemnifications: As part of the ZimVie spinoff, we agreed to indemnify ZimVie for certain legal and tax matters. Our responsibilities for legal indemnification were subject to a maximum amount that has been met and paid as of December 31, 2023. For tax matters, our indemnification is related to tax periods prior to the spinoff and any tax liabilities that may be incurred as part of the spinoff. We have maintained accruals based upon an estimate of any possible tax indemnifications.

Contractual obligations: We have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our consolidated balance sheets. These estimated payments could range from $0 to approximately $440 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on their assessment, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2023 and issued an unqualified opinion thereon as stated in their report, which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Audit and Other Services

During the fourth quarter of 2023, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain audit, audit related and tax services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act.

Trading Plan Arrangements

During the three-month period ended December 31, 2023, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in rules of the Securities and Exchange Commission.

Change in Control Severance Agreement Amendments

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

As part of the ongoing evaluation of its executive compensation programs, the Compensation and Management Development Committee of the Board of Directors of the Company reviewed the existing forms of Change in Control Severance Agreement for executive officers and approved certain modifications to the Change in Control Severance Agreements with executive officers that were entered into subsequent to 2009, in order to better conform to observed peer competitor practice. Therefore, effective as of February 19, 2024, the Company (or one of its subsidiaries) entered into: (i) an Amendment to Change in Control Severance Agreement (the “U.S. Amendment”) with each of Ivan Tornos, President and Chief Executive Officer of the Company, and Suketu Upadhyay, the Company’s Chief Financial Officer and Executive Vice President - Finance, Operations and Supply Chain, the form of which U.S. Amendment is attached hereto as Exhibit 10.51; (ii) an Amendment to Change in Control Severance Agreement (the “Swiss Amendment”) with Wilfred van Zuilen, Group President, Europe, Middle East and Africa, the form of which Swiss Amendment is attached hereto as Exhibit 10.52; and (iii) a Deed of Amendment (the “Hong Kong Amendment”; together with the U.S. Amendment and Swiss Amendment, the “Amendments”) with Sang Yi, Group President, Asia Pacific, the form of which Hong Kong Amendment is attached hereto as Exhibit 10.53. Messrs. Tornos, Upadhyay, van Zuilen and Yi are referred to as the “Executives.”

The Executives’ underlying Change in Control Severance Agreements provide for certain payments to an Executive if their employment is terminated in certain circumstances in connection with a change in control of the Company, and also imposes limits on such payments. Prior to the Amendments, the Executives’ Change in Control Severance Agreements provided that, if amounts payable to an Executive under the Change in Control Severance Agreement or otherwise in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Excise Tax”), then the value of those payments would be reduced to the extent necessary so that the payments would not trigger that Excise Tax. The Amendments modify this provision so that, if amounts payable to an Executive under the Change in Control Severance Agreement or otherwise in connection with a change in control would be subject to the Excise Tax, then the value of those payments will either (i) be reduced to the extent necessary so that the payments will not trigger that Excise Tax, or (ii) be paid in full, depending on which course of action would result in the better net after-tax result for the Executive, taking into account the Excise Tax and any other applicable tax. Other than the Amendments, the Executives’ Change in Control Severance Agreements continue in effect without further change.

Copies of the forms of the U.S. Amendment, Swiss Amendment and Hong Kong Amendment are filed as Exhibits 10.51, 10.52 and 10.53, respectively, hereto and incorporated by reference. This summary does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of each of the forms of Amendment.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from our definitive Proxy Statement for the annual meeting of stockholders to be held on May 10, 2024 (the “2024 Proxy Statement”).

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

Item 11. Executive Compensation

Information required by this item is incorporated by reference from our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference from our 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference from our 2024 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements: See the Consolidated Financial Statements under Item 8 of this Report.

(2) Financial Statements Schedule

Schedule II. Valuation and Qualifying Accounts (in millions):

		Additions
	Balance at	Charged	Deductions /		Effects of	Balance at
	Beginning	(Credited)	Other Additions		Foreign	End of
Description	of Period	to Expense	to Reserve		Currency	Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2021	$58.6	$12.4	$(9.0)		$(1.9)	$60.1
Year Ended December 31, 2022	60.1	22.5	(7.6)		3.4	78.4
Year Ended December 31, 2023	78.4	5.1	(5.1)		(3.3)	75.1
Deferred Tax Asset Valuation Allowances:
Year Ended December 31, 2021	$527.3	$(2.6)	$(61.5)	(1)	$(3.1)	$460.1
Year Ended December 31, 2022	460.1	3.0	2.0	(1)	(1.9)	463.2
Year Ended December 31, 2023	463.2	(3.1)	3.7	(1)	0.8	464.6
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

3.1	Restated Certificate of Incorporation of Zimmer Biomet Holdings, Inc., dated May 17, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed May 20, 2021)
3.2	Restated Bylaws of Zimmer Biomet Holdings, Inc., effective December 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed February 24, 2023)
4.1

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed February 24, 2023)

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

4.17	Form of 1.164% Notes due 2027 (incorporated by reference to Exhibit 4.16 above)
4.18

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
4.19

Seventh Supplemental Indenture, dated as of March 20, 2020, between Zimmer Biomet Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 20, 2020)

4.20	Form of 3.050% Notes due 2026 (incorporated by reference to Exhibit 4.19 above)
4.21	Form of 3.550% Notes due 2030 (incorporated by reference to Exhibit 4.19 above)
4.22

Eighth Supplemental Indenture, dated as of November 24, 2021, between Zimmer Biomet Holdings, Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 24, 2021)

4.23	Form of 1.450% Notes due 2024 (incorporated by reference to Exhibit 4.22 above)
4.24	Form of 2.600% Notes due 2031 (incorporated by reference to Exhibit 4.22 above)
4.25

Ninth Supplemental Indenture, dated as of December 1, 2023, between Zimmer Biomet Holdings, Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 1, 2023)

4.26	Form of 5.350% Notes due 2028 (incorporated by reference to Exhibit 4.25 above)
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
10.3*

Amendment to Zimmer Biomet Holdings, Inc. Executive Performance Incentive Plan, Effective May 7, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed May 11, 2020)

10.4*

Amended and Restated Zimmer Biomet Deferred Compensation Plan, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2022)

10.5*

Restated Zimmer Biomet Holdings, Inc. Long Term Disability Income Plan for Highly Compensated Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)

10.6*

Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)

10.7*

First Amendment to the Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)

10.8*

Offer Letter, dated as of August 21, 2023, by and between Zimmer Biomet Holdings, Inc. and Ivan Tornos (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 22, 2023)

10.9*

Change in Control Severance Agreement, dated as of August 21, 2023, by and between Zimmer Biomet Holdings, Inc. and Ivan Tornos (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 22, 2023)

10.10*

Chief Executive Officer Confidentiality, Non-Competition and Non-Solicitation Agreement, dated as of August 21, 2023, by and between Zimmer Biomet Holdings, Inc. and Ivan Tornos (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed August 22, 2023)

10.11*

Form of Change in Control Severance Agreement with Rachel Ellingson, Paul Stellato, Suketu Upadhyay and Lori Winkler (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed February 26, 2019)

10.12*

Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Suketu Upadhyay, Rachel Ellingson and Lori Winkler (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed February 26, 2019)

10.13*

Swiss Employment Agreement by and between Zimmer GmbH and Wilfred van Zuilen dated as of May 5, 2021 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed August 3, 2021)

10.14*

Offer Letter by and between Zimmer Biomet Holdings, Inc. and Wilfred van Zuilen dated as of May 5, 2021 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed August 3, 2021)

10.15*	Change in Control Severance Agreement by and between Zimmer GmbH and Wilfred van Zuilen (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed August 3, 2021)
10.16*

Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Zimmer GmbH and Wilfred van Zuilen (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed August 3, 2021)

10.17*	Offer Letter between Zimmer Biomet Holdings, Inc. and Suketu Upadhyay dated June 13, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2019)
10.18*

Letter of Appointment by and between Zimmer Asia (HK) Limited and Sang Yi dated June 15, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2020)

10.19*	Change in Control Severance Agreement with Sang Yi dated June 15, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2020)
10.20*

Confidentiality, Non-Competition and Non-Solicitation Agreement with Sang Yi dated June 15, 2020 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2020)

10.21*	Form of Change in Control Severance Agreement with Chad F. Phipps (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10.22*

Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Chad F. Phipps (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 26, 2015)

10.23*

Offer Letter by and between Zimmer Biomet Holdings, Inc. and Paul Stellato dated as of April 5, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2022)

10.24*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Paul Stellato (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 16, 2022)
10.25*	Restated Zimmer Biomet Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2018)
10.26*	Amendment to Restated Zimmer Biomet Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2022)
10.27*

Zimmer Biomet Holdings, Inc. Amended Stock Plan for Non-Employee Directors, as amended May 14, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 20, 2021)

10.28*

Form of Restricted Stock Unit Award Letter under the Zimmer Biomet Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed February 29, 2016)

10.29*

Zimmer Biomet Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended August 25, 2023 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed November 7, 2023)

10.30*	Form of Indemnification Agreement with Non-Employee Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)
10.31*	Zimmer Biomet Holdings, Inc. Executive Physical Sub Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed February 26, 2019)
10.32*	Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (As Amended on May 14, 2021) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 20, 2021)
10.33*

Form of Nonqualified Stock Option Award Agreement (four-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed February 21, 2020)

10.34*

Form of Nonqualified Stock Option Award Agreement (two-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed February 27, 2018)

10.35*

Form of Nonqualified Stock Option Award Agreement (three-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed February 25, 2022)

10.36*

Form of Performance-Based Restricted Stock Unit Award Agreement (2020) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed February 21, 2020)

10.37*

Form of Performance-Based Restricted Stock Unit Award Agreement (2022) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed February 25, 2022)

10.38*

Form of Restricted Stock Unit Award Agreement (four-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed February 21, 2020)

10.39*

Form of Restricted Stock Unit Award Agreement (three-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed February 25, 2022)

10.40*

Form of Restricted Stock Unit Award Agreement (two-year cliff vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed August 6, 2018)

10.41

Tax Matters Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.42

Employee Matters Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.43

Transition Services Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.44

Intellectual Property Matters Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.45

Stockholder and Registration Rights Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.46

Transition Manufacturing and Supply Agreement, dated as of March 1, 2022, by and between Zimmer, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.47

Reverse Transition Manufacturing and Supply Agreement, dated as of March 1, 2022, by and between Zimmer, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.48

Transitional Trademark License Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.49

Five-Year Revolving Credit Agreement, dated as of July 7, 2023, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 10, 2023)

10.50

364-Day Revolving Credit Agreement, dated as of July 7, 2023, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 10, 2023)

10.51*	Form of Amendment to Change in Control Severance Agreement with Ivan Tornos, Suketu Upadhyay, Rachel Ellingson, Lori Winkler and Paul Stellato
10.52*	Amendment to Change in Control Severance Agreement dated February 19, 2024 between Zimmer GmbH and Wilfred van Zuilen
10.53*	Deed of Amendment dated February 19, 2024 between Zimmer Asia (HK) Limited and Sang-Uk Yi
10.54*	Form of Change in Control Severance Agreement with Mark Bezjak
21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Zimmer Biomet Holdings, Inc. Compensation Recovery Policy, effective October 2, 2023
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.

	By:	/s/ Ivan Tornos
Dated: February 23, 2024		Ivan Tornos
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Ivan Tornos	President, Chief Executive Officer and Director	February 23, 2024
Ivan Tornos	(Principal Executive Officer)

/s/ Suketu Upadhyay	Chief Financial Officer and Executive Vice President - Finance, Operations and Supply Chain	February 23, 2024
Suketu Upadhyay	(Principal Financial Officer)

/s/ Paul Stellato	Vice President, Controller and Chief Accounting	February 23, 2024
Paul Stellato	Officer (Principal Accounting Officer)

/s/ Christopher Begley	Director	February 23, 2024
Christopher Begley

/s/ Betsy Bernard	Director	February 23, 2024
Betsy Bernard

/s/ Michael Farrell	Director	February 23, 2024
Michael Farrell

/s/ Robert Hagemann	Director	February 23, 2024
Robert Hagemann

/s/ Arthur Higgins	Director	February 23, 2024
Arthur Higgins

/s/ Maria Teresa Hilado	Director	February 23, 2024
Maria Teresa Hilado

/s/ Syed Jafry	Director	February 23, 2024
Syed Jafry

/s/ Sreelakshmi Kolli	Director	February 23, 2024
Sreelakshmi Kolli

/s/ Michael Michelson	Director	February 23, 2024
Michael Michelson

/s/ Louis A. Shapiro	Director	February 23, 2024
Louis A. Shapiro