Form 10-Q
period 2024-03-31
ZIMMER BIOMET HOLDINGS, INC.
filed 2024-05-02
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

As of April 22, 2024, 205,728,398 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2024

Part I – Financial Information

Item 1. Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net Sales	$1,889.2	$1,831.0
Cost of products sold, excluding intangible asset amortization	512.3	500.8
Intangible asset amortization	142.1	133.4
Research and development	107.9	110.4
Selling, general and administrative	736.2	715.9
Restructuring and other cost reduction initiatives	124.4	41.8
Acquisition, integration, divestiture and related	0.4	1.3
Operating expenses	1,623.3	1,503.7
Operating Profit	265.9	327.3
Other (expense) income, net	(0.1)	7.7
Interest expense, net	(50.7)	(48.2)
Earnings before income taxes	215.1	286.8
Provision for income taxes	42.3	54.1
Net Earnings	172.8	232.8
Less: Net earnings attributable to noncontrolling interest	0.4	0.2
Net Earnings of Zimmer Biomet Holdings, Inc.	$172.4	$232.5

Earnings Per Common Share
Basic	$0.84	$1.11
Diluted	$0.84	$1.11
Weighted Average Common Shares Outstanding
Basic	205.2	209.4
Diluted	206.2	210.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net Earnings of Zimmer Biomet Holdings, Inc.	$172.4	$232.5
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	(35.8)	12.4
Unrealized cash flow hedge gains, net of tax	34.7	8.8
Reclassification adjustments on hedges, net of tax	(18.0)	(19.0)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(1.1)	(0.9)
Total Other Comprehensive (Loss) Income	(20.2)	1.3
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$152.2	$233.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$393.0	$415.8
Accounts receivable, less allowance for credit losses	1,446.4	1,442.4
Inventories	2,388.2	2,385.2
Prepaid expenses and other current assets	403.8	366.1
Total Current Assets	4,631.5	4,609.5
Property, plant and equipment, net	2,090.9	2,060.4
Goodwill	8,791.5	8,818.5
Intangible assets, net	4,734.1	4,856.4
Other assets	1,204.4	1,152.1
Total Assets	$21,452.4	$21,496.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$370.3	$410.6
Income taxes payable	70.3	61.2
Other current liabilities	1,386.3	1,485.7
Current portion of long-term debt	970.0	900.0
Total Current Liabilities	2,797.0	2,857.4
Deferred income taxes, net	370.4	357.6
Long-term income tax payable	275.8	273.7
Other long-term liabilities	577.0	652.1
Long-term debt	4,826.2	4,867.9
Total Liabilities	8,846.4	9,008.7
Commitments and Contingencies (Note 15)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 317.2 million shares as of March 31, 2024 (316.2 million as of December 31, 2023) issued	3.2	3.2
Paid-in capital	9,945.9	9,846.1
Retained earnings	10,509.0	10,384.5
Accumulated other comprehensive loss	(211.2)	(191.0)
Treasury stock, 111.5 million shares as of March 31, 2024 (110.6 million as of December 31, 2023)	(7,648.9)	(7,562.3)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,598.0	12,480.5
Noncontrolling interest	8.1	7.7
Total Stockholders' Equity	12,606.0	12,488.1
Total Liabilities and Stockholders' Equity	$21,452.4	$21,496.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity

Balance January 1, 2024	316.2	$3.2	$9,846.1	$10,384.5	$(191.0)	(110.6)	$(7,562.3)	$7.7	$12,488.1
Net earnings	-	-	-	172.4	-	-	-	0.4	172.8
Other comprehensive loss	-	-	-	-	(20.2)	-	-	-	(20.2)
Cash dividends declared ($0.24 per share)	-	-	-	(49.3)	-	-	-	-	(49.3)
Stock compensation plans	0.8	-	76.4	1.4	-	-	1.4	-	79.2
Embody, Inc. acquisition consideration	0.2	-	23.4	-	-	-	-	-	23.4
Share repurchases	-	-	-	-	-	(0.9)	(88.0)	-	(88.0)
Balance March 31, 2024	317.2	$3.2	$9,945.9	$10,509.0	$(211.2)	(111.5)	$(7,648.9)	$8.1	$12,606.0

Balance January 1, 2023	313.8	$3.1	$9,504.4	$9,559.3	$(179.3)	(104.8)	$(6,867.2)	$6.7	$12,027.0
Net earnings	-	-	-	232.5	-	-	-	0.2	232.8
Other comprehensive income	-	-	-	-	1.3	-	-	-	1.3
Cash dividends declared ($0.24 per share)	-	-	-	(50.4)	-	-	-	-	(50.4)
Stock compensation plans	0.5	-	55.4	0.3	-	-	0.3	-	56.0
Embody, Inc. acquisition consideration	1.1	0.1	134.9	-	-	-	-	-	135.0
Share repurchases	-	-	(2.3)	-	-	(2.1)	(241.7)	-	(244.0)
Balance March 31, 2023	315.4	$3.2	$9,692.4	$9,741.7	$(178.0)	(106.9)	$(7,108.6)	$6.9	$12,157.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows provided by (used in) operating activities:
Net earnings	$172.8	$232.8
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	238.6	231.8
Share-based compensation	29.0	25.0
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(8.6)	21.5
Receivables	(22.7)	8.6
Inventories	(55.3)	(94.2)
Accounts payable and accrued liabilities	(119.4)	(91.8)
Other assets and liabilities	(6.4)	(26.0)
Net cash provided by operating activities	228.0	307.7
Cash flows provided by (used in) investing activities:
Additions to instruments	(82.0)	(82.8)
Additions to other property, plant and equipment	(55.1)	(46.7)
Net investment hedge settlements	10.2	13.4
Acquisition of intellectual property rights	(12.5)	(14.0)
Business combination investments, net of acquired cash	-	(18.9)
Other investing activities	(55.6)	(0.3)
Net cash used in investing activities	(195.0)	(149.4)
Cash flows provided by (used in) financing activities:
Net proceeds from revolving facilities	70.0	210.0
Redemption of senior notes	-	(86.3)
Payment on term loan	-	(33.9)
Dividends paid to stockholders	(49.4)	(50.3)
Proceeds from employee stock compensation plans	56.4	36.0
Business combination contingent consideration payments	(1.5)	(9.6)
Deferred business combination payments	(1.5)	-
Repurchase of common stock	(113.6)	(267.6)
Other financing activities	(10.5)	(5.1)
Net cash used in financing activities	(50.1)	(206.7)
Effect of exchange rates on cash and cash equivalents	(5.7)	2.9
Change in cash and cash equivalents	(22.7)	(45.5)
Cash and cash equivalents, beginning of year	415.8	375.7
Cash and cash equivalents, end of period	$393.0	$330.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2023 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Results for interim periods should not be considered indicative of results for the full year.

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

Accounting Pronouncements Not Yet Adopted - In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which is an amendment to ASC Topic 280 - Segment Reporting. The ASU requires more detailed and disaggregated segment information, including the disclosure of significant segment expense categories and amounts for each reportable segment. The ASU also requires certain annual disclosures to also be made in interim periods. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. The guidance will be applied retrospectively unless retrospective adoption is impracticable. Early adoption of this ASU is permitted. We are currently evaluating the impact this ASU will have on our financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which is an amendment to ASC Topic 740 - Income Taxes. The ASU improves the transparency of income tax disclosures by requiring greater disaggregated information about an entity’s effective tax rate reconciliation and requiring additional disclosures and disaggregation of income taxes, among other amendments to improve the effectiveness of income tax disclosures. The ASU is effective for fiscal years beginning after December 15, 2024. The guidance will be applied prospectively with an option to apply the guidance retrospectively. Early adoption of this ASU is permitted. We are currently evaluating the impact this ASU will have on our financial statements and disclosures.

3. Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended
	March 31,
	2024	2023
United States	$1,099.2	$1,060.4
International	790.0	770.6
Total	$1,889.2	$1,831.0

Net sales by product category are as follows (in millions):

	Three Months Ended
	March 31,
	2024	2023
Knees	$788.1	$762.5
Hips	491.2	492.8
S.E.T.	452.6	433.4
Other	157.3	142.3
Total	$1,889.2	$1,831.0

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

4. Restructuring

In December 2023, our management approved a new global restructuring program (the “2023 Restructuring Plan”) intended to optimize our cost structure and drive greater efficiencies throughout the company. The 2023 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $120 million. The pre-tax restructuring charges consist of employee termination benefits; contract terminations for sales agents; and other charges, such as consulting fees. The expenses incurred under our 2023 Restructuring Plan are reported in our “Restructuring and other cost reduction initiatives” financial statement line item. The charges incurred in the three-month period ended March 31, 2024 were primarily the result of finalizing, obtaining approval and, where applicable, communicating certain restructuring plans. The following table summarizes the liabilities recognized related to the 2023 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2023	$9.2	$-	$5.0	$14.2
Expenses incurred in the three months ended March 31, 2024	71.0	1.8	6.8	79.6
Cash payments	(23.5)	-	(1.3)	(24.8)
Foreign currency exchange rate changes	(0.4)	-	-	(0.4)
Non-cash activity	-	-	1.2	1.2
Balance, March 31, 2024	$56.3	$1.8	$11.7	$69.8

Expense incurred since the start of the 2023 Restructuring Plan	$80.2	$1.8	$10.4	$92.4

Expense estimated to be recognized for the 2023 Restructuring Plan	$90.0	$10.0	$20.0	$120.0

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

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2023	$4.2	$17.6	$2.9	$24.7
Expenses incurred in the three months ended March 31, 2024	(0.4)	-	1.3	0.9
Cash payments	(0.8)	(7.3)	(1.5)	(9.6)
Foreign currency exchange rate changes	(0.1)	(0.4)	-	(0.5)
Balance, March 31, 2024	$2.9	$9.9	$2.7	$15.5

Expense incurred since the start of the 2021 Restructuring Plan	$58.7	$73.8	$37.5	$170.0

Expense estimated to be recognized for the 2021 Restructuring Plan	$60.0	$80.0	$40.0	$180.0

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

The following table summarizes the location on our condensed consolidated statement of earnings and type of cost for our 2019 Restructuring Plan (in millions):

	Three Months Ended March 31, 2024
	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Cost of products sold, excluding intangible asset amortization	$-	$-	$0.5	$0.5
Restructuring and other cost reduction initiatives	14.7	-	1.8	16.5
	$14.7	$-	$2.3	$17.0

The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2023	$43.8	$5.6	$2.9	$52.3
Expenses incurred in the three months ended March 31, 2024	14.7	-	2.3	17.0
Cash payments	-	(0.5)	(3.5)	(4.0)
Foreign currency exchange rate changes	(0.5)	-	-	(0.5)
Balance, March 31, 2024	$58.0	$5.1	$1.7	$64.8

Expense incurred since the start of the 2019 Restructuring Plan	$140.4	$35.0	$161.0	$336.4

Expense estimated to be recognized for the 2019 Restructuring Plan	$155.0	$35.0	$180.0	$370.0

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

5. Inventories

	March 31,	December 31,
	2024	2023
	(in millions)
Finished goods	$1,846.7	$1,831.2
Work in progress	226.7	246.5
Raw materials	314.8	307.5
Inventories	$2,388.2	$2,385.2

6. Property, Plant and Equipment

	March 31,	December 31,
	2024	2023
	(in millions)
Land	$18.8	$18.9
Buildings and equipment	2,254.1	2,245.9
Capitalized software costs	555.2	552.2
Instruments	3,814.6	3,748.6
Construction in progress	206.4	200.6
	6,849.1	6,766.2
Accumulated depreciation	(4,758.2)	(4,705.8)
Property, plant and equipment, net	$2,090.9	$2,060.4

We had $25.3 million and $30.8 million of property, plant and equipment included in accounts payable as of March 31, 2024 and December 31, 2023, respectively.

7. Acquisitions

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

On April 28, 2023, we completed the acquisition of all the outstanding shares of a privately held orthopedics medical device company that expands our portfolio in the orthopedics market ("April 2023 acquisition"). The initial consideration consisted of $15.0 million of cash and includes consideration of up to $8.0 million in cash, subject to achieving future regulatory milestones.

On October 6, 2023, we completed the acquisition of all the outstanding shares of a privately held orthopedics medical device company that provides us new surgical technology that can be used in procedures across multiple product categories (“October 2023 acquisition”). The initial consideration consisted of $42.2 million of cash and includes additional consideration of up to $33.0 million in cash contingent upon achieving certain commercial milestones based on sales growth over a three-year period. We assigned a fair value of $21.5 million for this contingent consideration as of the acquisition date. The estimated fair value of the contingent liability was calculated based on the probability of achieving the commercial milestones and discounting to present value the estimated payments.

On November 15, 2023, we completed the acquisition of a privately held technology company by acquiring certain assets, liabilities and employees of the technology company (“November 2023 acquisition”). The November 2023 acquisition expands our technology and data capabilities and solutions across multiple product categories to better serve our customers. The initial consideration consisted of $60.7 million of cash and includes additional consideration of up to $20.0 million in cash contingent upon achieving a commercial milestone based on a certain sales target which must be achieved by December 31, 2025. We assigned a fair value of $15.0 million for this contingent consideration as of the acquisition date. The estimated fair value of the contingent liability was calculated based on the probability of achieving the commercial milestone and discounting to present value the estimated payment.

These acquisitions are collectively referred to in this report as the “2023 acquisitions”. Refer to Note 10 for information regarding the issuance of common stock and cash payments related to the contingent consideration liabilities that have occurred subsequent to the acquisition dates.

The goodwill related to the 2023 acquisitions represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to the 2023 acquisitions is generated from the operational synergies and cross-selling opportunities we expect to achieve from the technologies acquired. A portion of the goodwill is expected to be deductible for U.S. income tax purposes. The goodwill related to the Embody, the October 2023 and the November 2023 acquisitions is included in the Americas operating segment and the Americas Orthopedics reporting unit. The goodwill related to the April 2023 acquisition is included in the Asia Pacific operating segment and reporting unit. The goodwill related to the Embody acquisition was the only significant activity related to our consolidated goodwill balance in the three-month period ended March 31, 2023, other than changes related to foreign currency exchange rate translation adjustments. Foreign currency exchange translations adjustments were the only significant activity impacting goodwill for the three-month period ended March 31, 2024.

The purchase price allocation for the Embody acquisition was final as of March 31, 2024. The purchase price allocations for the other 2023 acquisitions are preliminary as of March 31, 2024. We need additional time to evaluate the tax attributes of those transactions, which may change the recognized tax assets and liabilities. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the respective acquisition dates.

The following table summarizes the estimates of fair value of the assets acquired and liabilities assumed related to the 2023 acquisitions (in millions):

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

In the three-month period ended March 31, 2024, there were no material adjustments to the preliminary values of the 2023 acquisitions.

We have not included pro forma information and certain other information under GAAP for these acquisitions because they did not have a material impact on our financial position or results of operations.

8. Debt

Our debt consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Current portion of long-term debt
Uncommitted Credit Facility	$120.0	$50.0
1.450% Senior Notes due 2024	850.0	850.0
Total current portion of long-term debt	$970.0	$900.0
Long-term debt
3.550% Senior Notes due 2025	$863.0	$863.0
3.050% Senior Notes due 2026	600.0	600.0
5.350% Senior Notes due 2028	500.0	500.0
3.550% Senior Notes due 2030	257.5	257.5
2.600% Senior Notes due 2031	750.0	750.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
2.425% Euro Notes due 2026	540.1	552.3
1.164% Euro Notes due 2027	540.1	552.3
Debt discount and issuance costs	(27.4)	(29.1)
Adjustment related to interest rate swaps	(163.7)	(144.7)
Total long-term debt	$4,826.2	$4,867.9

At March 31, 2024, our total current and non-current debt of $5.8 billion consisted of $5.9 billion aggregate principal amount of our senior notes, which included €1.0 billion Euro-denominated senior notes (“Euro Notes”), and $120.0 million of outstanding borrowings under the Uncommitted Credit Facility (defined below), partially offset by debt discount and issuance costs of $27.4 million and fair value adjustments related to interest rate swaps totaling $163.7 million.

In the three-month period ended March 31, 2023, we redeemed $83.0 million outstanding principal amount on a short-term term loan by paying $33.9 million in cash and by transferring all our common shares we owned of a publicly traded company we previously spun-off. The transfer of the common shares as part of the settlement resulted in a $49.1 million noncash financing activity. In the three-month period ended March 31, 2023 we also redeemed $86.3 million outstanding principal amount of our 3.700% Senior Notes due 2023.

On August 28, 2023, we entered into an uncommitted facility letter (the "Uncommitted Credit Facility"), which provides that from time to time, we may request, and the lender in its absolute and sole discretion may provide, short-term loans. Borrowings under the Uncommitted Credit Facility may be used only for general corporate and working capital purposes. The Uncommitted Credit Facility provides that the aggregate principal amount of outstanding borrowings at any time shall not exceed $300.0 million. Each borrowing under the Uncommitted Credit Facility will mature on the maturity date specified by the lender at the time of the advance, which will be no more than 90 days following the date of the advance. The Uncommitted Credit Facility and borrowings thereunder are unsecured. Borrowings under the Uncommitted Credit Facility bear interest at floating rates, based upon either an adjusted term secured overnight financing rate (“Term SOFR”) for the applicable interest period, the prime rate, or lender’s cost of funds, in each case, plus an applicable margin determined at the time of each borrowing. The Uncommitted Credit Facility includes customary affirmative and negative covenants and events of default for unsecured uncommitted financing arrangements. We were in compliance with all covenants under the Uncommitted Credit Facility as of March 31, 2024. As of March 31, 2024, there were outstanding borrowings of $120.0 million under the Uncommitted Credit Facility.

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

Borrowings under the 2023 Five-Year Credit Agreement bear interest at floating rates, based upon either an adjusted Term SOFR for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2023 Five-Year Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating. The 2023 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets. The 2023 Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2023 Five-Year Credit Agreement as of March 31, 2024. As of March 31, 2024, there were no outstanding borrowings under the 2023 Five-Year Credit Agreement.

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

The 2023 364-Day Revolving Facility will mature on July 5, 2024. Borrowings under the 2023 364-Day Revolving Credit Agreement bear interest at floating rates based upon either an adjusted Term SOFR for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2023 364-Day Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating. The 2023 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets. The 2023 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2023 364-Day Revolving Credit Agreement as of March 31, 2024. As of March 31, 2024, there were no outstanding borrowings under the 2023 364-Day Revolving Credit Agreement.

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

The estimated fair value of our senior notes, which includes our Euro notes, as of March 31, 2024, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $5,553.8 million. The carrying value of the outstanding $120.0 million principal balance of the Uncommitted Credit Facility approximates its fair value as it bears interest at short-term market rates.

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

The following table shows the changes in the components of AOCI gains (losses), net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2023	$(159.4)	$63.3	$(94.9)	$(191.0)
AOCI before reclassifications	(35.8)	34.7	-	(1.1)
Reclassifications to statements of earnings	-	(18.0)	(1.1)	(19.1)
Balance at March 31, 2024	$(195.2)	$80.0	$(96.0)	$(211.2)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended
	March 31,		Location on
Component of AOCI	2024	2023	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$22.0	$23.1	Cost of products sold
Forward starting interest rate swaps	(0.2)	(0.2)	Interest expense, net
	21.8	22.9	Total before tax
	3.8	3.9	Provision for income taxes
	$18.0	$19.0	Net of tax
Defined benefit plans
Prior service cost and unrecognized actuarial loss	$0.8	$1.0	Other (expense) income, net
	(0.3)	0.1	Provision for income taxes
	$1.1	$0.9	Net of tax
Total reclassifications	$19.1	$19.9	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended March 31, 2024
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(19.2)	16.6	$(35.8)
Unrealized cash flow hedge gains	43.4	8.7	34.7
Reclassification adjustments on cash flow hedges	(21.8)	(3.8)	(18.0)
Adjustments to prior service cost and unrecognized actuarial assumptions	(0.8)	0.3	(1.1)
Total Other Comprehensive Income (Loss)	$1.6	$21.8	$(20.2)

	Three Months Ended March 31, 2023
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$7.5	$(4.9)	$12.4
Unrealized cash flow hedge gains	11.1	2.3	8.8
Reclassification adjustments on cash flow hedges	(22.9)	(3.9)	(19.0)
Adjustments to prior service cost and unrecognized actuarial assumptions	(1.0)	(0.1)	(0.9)
Total Other Comprehensive Income (Loss)	$(5.3)	$(6.6)	$1.3

10. Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of March 31, 2024
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$74.4	$-	$74.4	$-
Cross-currency interest rate swaps	27.3	-	27.3	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	2.4	-	2.4	-
Total Assets	$104.1	$-	$104.1	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$1.7	$-	$1.7	$-
Cross-currency interest rate swaps	43.8	-	43.8	-
Interest rate swaps	163.8	-	163.8	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.5	-	1.5	-
Contingent consideration related to acquisitions	115.2	-	-	115.2
Total Liabilities	$326.0	$-	$210.8	$115.2

	As of December 31, 2023
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$54.4	$-	$54.4	$-
Cross-currency interest rate swaps	5.4	-	5.4	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	0.4	-	0.4	-
Total Assets	$60.2	$-	$60.2	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$3.7	$-	$3.7	$-
Cross-currency interest rate swaps	68.1	-	68.1	-
Interest rate swaps	144.7	-	144.7	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.6	-	1.6	-
Contingent consideration related to acquisitions	141.7	-	-	141.7
Total Liabilities	$359.8	$-	$218.1	$141.7

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

Contingent payments related to the Embody acquisition are to be settled by issuance of our common stock and cash payments. The Embody acquisition is discussed in Note 7. During the three-month period ended March 31, 2024, we issued 0.2 million shares of our common stock valued at $23.4 million and paid $1.5 million of cash for a commercial milestone related to the Embody acquisition. The fair value of common stock was determined to be $123.87 per share, which represented the average of our high and low stock prices on the settlement date. To minimize dilution from issuing shares for the milestone settlement, we repurchased 0.2 million shares of our common stock in February of 2024.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2023	$141.7
Change in estimates	(1.6)
Settlements	(24.9)
Ending balance March 31, 2024	$115.2

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

As of March 31, 2024 and December 31, 2023, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Long-term debt	$832.3	$851.3	$(163.7)	$(144.7)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes due 2045 we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering. The interest rate swaps were settled, and the remaining loss to be recognized at March 31, 2024 was $23.7 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

Foreign Currency Exchange Rate Risk

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We also designated our Euro Notes as net investment hedges of investments in foreign subsidiaries. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Swiss Francs, Japanese Yen, British Pounds, Chinese Renmimbi, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Turkish Lira, Polish Zloty, Danish Krone, and Norwegian Krone. We do not use derivative financial instruments for trading or speculative purposes.

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

At March 31, 2024, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Euro 700 million, Japanese Yen 54.1 billion and Swiss Franc 125 million. These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated. We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings. The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows. In the three-month period ended March 31, 2023, Euro 100 million and Swiss Franc 50 million of these cross-currency interest rate swaps matured at a gain of $6.0 million and loss of $3.0 million, respectively. The settlement of these gains and losses with the counterparties is reflected in investing cash flows in our condensed consolidated statements of cash flows and will remain in AOCI on our condensed consolidated balance sheet until the hedged net investment is sold or substantially liquidated. No cross-currency interest rate swaps matured in the three-month period ended March 31, 2024.

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

For foreign currency exchange forward contracts and options outstanding at March 31, 2024, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from April 2024 through August 2026. As of March 31, 2024, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,526.7 million. As of March 31, 2024, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $435.4 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain			Amount of Gain (Loss)
	Recognized in AOCI			Reclassified from AOCI
	Three Months Ended			Three Months Ended
	March 31,		Location on	March 31,
Derivative Instrument	2024	2023	Statements of Earnings	2024	2023
Foreign exchange forward contracts	$43.4	$11.1	Cost of products sold	$22.0	$23.1
Forward starting interest rate swaps	-	-	Interest expense, net	(0.2)	(0.2)
	$43.4	$11.1		$21.8	$22.9

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at March 31, 2024, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $93.1 million, or $79.9 million after taxes, which is deferred in AOCI. A gain of $75.2 million, or $62.0 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.7 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$512.3	$(50.7)	$500.8	$(48.2)
The effects of fair value, cash flow and net investment hedging:
Gain (loss) on fair value hedging relationships
Interest rate swaps	-	(10.6)	-	(8.2)
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	22.0	-	23.1	-
Forward starting interest rate swaps	-	(0.2)	-	(0.2)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	8.2	-	9.0

Derivatives Not Designated as Hedging Instruments

The following gains / (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended
	Location on	March 31,
Derivative Instrument	Statements of Earnings	2024	2023
Foreign exchange forward contracts	Other (expense) income, net	$8.4	$(3.6)

These gains / (losses) do not reflect offsetting losses of $12.2 million in the three-month period ended March 31, 2024, and offsetting gains of $0.4 in the three-month period ended March 31, 2023, recognized in other income (expense), net as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of March 31, 2024 and December 31, 2023, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets. On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with substantially all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of March 31, 2024		As of December 31, 2023
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$66.3	Other current assets	$58.4
Cross-currency interest rate swaps	Other current assets	-	Other current assets	-
Foreign exchange forward contracts	Other assets	21.2	Other assets	17.2
Cross-currency interest rate swaps	Other assets	27.3	Other assets	5.4
Total asset derivatives		$114.8		$81.0

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$3.7	Other current assets	$1.2

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$8.5	Other current liabilities	$13.9
Cross-currency interest rate swaps	Other current liabilities	35.0	Other current liabilities	33.3
Foreign exchange forward contracts	Other long-term liabilities	6.3	Other long-term liabilities	11.0
Cross-currency interest rate swaps	Other long-term liabilities	8.8	Other long-term liabilities	34.8
Interest rate swaps	Other long-term liabilities	163.8	Other long-term liabilities	144.7
Total liability derivatives		$222.4		$237.7

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$2.8	Other current liabilities	$2.4

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of March 31, 2024			As of December 31, 2023
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$66.3	$8.4	$57.9	$58.4	$13.0	$45.4
Cash flow hedges	Other assets	21.2	4.7	16.5	17.2	8.2	9.0
Derivatives Not Designated as Hedges	Other current assets	3.7	1.3	2.4	1.2	0.8	0.4

Liability Derivatives
Cash flow hedges	Other current liabilities	8.5	8.4	0.1	13.9	13.0	0.9
Cash flow hedges	Other long-term liabilities	6.3	4.7	1.6	11.0	8.2	2.8
Derivatives Not Designated as Hedges	Other current liabilities	2.8	1.3	1.5	2.4	0.8	1.6

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended
	March 31,
Derivative Instrument	2024	2023
Euro Notes	$24.4	$(19.2)
Cross-currency interest rate swaps	46.1	(4.5)
	$70.5	$(23.7)

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

The IRS has proposed adjustments for tax years 2010-2012, primarily related to reallocating profits between certain U.S. and foreign subsidiaries, which remain unsettled. We have disputed these adjustments and intend to continue to vigorously defend our positions as we pursue resolution through the administrative process with the IRS Independent Office of Appeals.

The IRS has proposed adjustments for tax years 2013-2015, primarily related to transfer pricing involving our cost sharing agreement between the U.S. and Switzerland affiliated companies and the reallocation of profits between certain of our U.S. and foreign subsidiaries. This includes a proposed increase to our U.S. federal taxable income, which would result in additional tax expense related to 2013 of approximately $370 million, subject to interest and penalties. We strongly believe that the position of the IRS, with regard to this matter, is inconsistent with the applicable U.S. Treasury Regulations governing our cost sharing agreement. We intend to vigorously contest the adjustment, and we will pursue all available administrative and, if necessary, judicial remedies. If we pursue judicial remedies in the U.S. Tax Court for years 2013-2015, a number of years will likely elapse before such matters are finally resolved. No payment of any amount related to this matter is required to be made, if at all, until all applicable proceedings have been completed.

The IRS has proposed adjustments for tax years 2016-2019, primarily related to the U.S. taxation of foreign earnings and profits, which could result in additional material tax expense if we are unsuccessful in defending our position. We disagree with the proposed adjustments and intend to continue to vigorously contest the adjustments. We do not expect a final resolution of these issues in the next 12 months. No payment of any amount related to his matter is required to be made, if at all, until all applicable proceedings have been completed.

In the three-month period ended March 31, 2024, our effective tax rate (“ETR”) was 19.7 percent compared to 18.9 percent for the three-month period ended March 31, 2023. The 19.7 percent and 18.9 percent ETR in the three-month periods ended March 31, 2024 and 2023, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which generally have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; including the European Union adoption of Pillar Two proposals which began to take effect in 2024; the outcome of various federal, state and foreign audits, appeals, and litigation; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

13. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended
	March 31,
	2024	2023
Weighted average shares outstanding for basic net earnings per share	205.2	209.4
Effect of dilutive stock options and other equity awards	1.0	1.0
Weighted average shares outstanding for diluted net earnings per share	206.2	210.4

During the three-month periods ended March 31, 2024 and 2023, an average of 1.6 million options and 2.0 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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

Our CODM evaluates performance based upon segment operating profit exclusive of operating expenses and income pertaining to intangible asset amortization, certain inventory and manufacturing-related charges, restructuring and other cost reduction initiatives, acquisition, integration, divestiture and related, litigation, certain European Union Medical Device Regulation (“EU MDR”) expenses, other charges and corporate functions (collectively referred to as “Corporate items”). Corporate functions include finance, corporate legal, information technology, human resources and other corporate departments as well as stock-based compensation and certain operations, distribution, quality assurance, regulatory assurance, research and development ("R&D") and marketing expenses. Intercompany transactions have been eliminated from segment operating profit.

Our Americas operating segment is comprised principally of the U.S. and includes other North, Central and South American markets. Our EMEA operating segment is comprised principally of Europe and includes the Middle East and African markets. Our Asia Pacific operating segment is comprised principally of Japan, China and Australia and includes other Asian and Pacific markets. The Americas, EMEA and Asia Pacific operating segments include the commercial operations as well as regional headquarter expenses to operate in those markets. Our operating segments do not include many centralized, product category expenses such as R&D and global marketing that benefit all regions.

In the three-month period ended March 31, 2024, the segment operating profit measures our CODM reviews were revised. Certain product category headquarter costs, primarily R&D and marketing, that were previously in our Americas operating segment are now included in Corporate items. In addition, certain support function costs from our operating segments are now included in Corporate items. We have reclassified these product category headquarter and support function expenses in the prior period to conform to the current period presentation.

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Americas	$1,186.5	$1,141.3	$639.3	$608.9
EMEA	444.8	425.6	153.0	149.5
Asia Pacific	258.0	264.1	93.3	90.2
Total	$1,889.2	$1,831.0
Corporate items			(477.6)	(387.9)
Intangible asset amortization			(142.1)	(133.4)
Operating profit			$265.9	$327.3

15. Commitments and Contingencies

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

We recognize litigation-related charges and gains in Selling, general and administrative expense on our condensed consolidated statement of earnings. During the three-month periods ended March 31, 2024 and 2023, we recognized $1.0 million and $3.3 million, respectively, of net litigation-related charges. At March 31, 2024 and December 31, 2023, accrued litigation liabilities were $226.5 million and $244.1 million, respectively. These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies and not just the matters discussed below. The ultimate cost of litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on our financial condition and results of operations.

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

Other Contingencies

Contractual obligations: We have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $405 million.

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

Executive Level Overview

Results for the Three-Month Period ended March 31, 2024

In the three-month period ended March 31, 2024, our net sales increased 3.2 percent when compared to the same prior year period. Net sales growth was driven by a combination of market growth, new product introductions and commercial execution across the organization. These favorable items were tempered by a negative 1.2 percent effect from changes in foreign currency exchange rates.

Our net earnings were $172.4 million in the three-month period ended March 31, 2024 compared to $232.5 million in the same prior year period. The decline in earnings was primarily related to charges from our 2023 Restructuring Plan which was instituted at the end of 2023 and continued into 2024, including $71.0 million in employee termination benefits-related charges recognized in the three-month period ended March 31, 2024.

2024 Outlook

We expect year-over-year revenue growth of mid-single digits in 2024 to be driven by a combination of market growth, new product introductions, commercial execution and continued improvements in product supply. Based on recent foreign currency exchange rates, we expect foreign currency to negatively affect year-over-year net sales by approximately 0.5 percent. We estimate operating profit will increase in 2024 when compared to 2023 due to higher net sales, leverage from fixed operating expenses and savings from our restructuring plans. However, we estimate these favorable items may be partially offset by higher intangible asset amortization and increased restructuring-related costs to implement our plans. We estimate our net interest expense will increase slightly due to higher interest rates. We expect our provision for income taxes will increase in 2024 when compared to 2023 due to the non-reoccurrence of favorable tax settlements.

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

Net Sales by Geography

The following table presents our net sales by geography and the percentage changes (dollars in millions):

	Three Months Ended
	March 31,
	2024	2023	% Inc
United States	$1,099.2	$1,060.4	3.7%
International	790.0	770.6	2.5
Total	$1,889.2	$1,831.0	3.2

Net Sales by Product Category

The following table presents our net sales by product category and the percentage changes (dollars in millions):

	Three Months Ended
	March 31,
	2024	2023	% Inc / (Dec)
Knees	$788.1	$762.5	3.4%
Hips	491.2	492.8	(0.3)
S.E.T.	452.6	433.4	4.4
Other	157.3	142.3	10.6
Total	$1,889.2	$1,831.0	3.2

The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended March 31,
	2024	2023	% Inc / (Dec)
Knees
United States	$458.0	$448.2	2.2%
International	330.1	314.3	5.0
Total	$788.1	$762.5	3.4
Hips
United States	$254.9	$252.3	1.0%
International	236.3	240.5	(1.7)
Total	$491.2	$492.8	(0.3)

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had a positive effect of 4.2 percent on year-over-year sales during the three-month period ended March 31, 2024. Market growth and new product introductions contributed positively to volume and mix trends.

Pricing Trends

Global selling prices had a positive effect of 0.2 percent on year-over-year sales during the three-month period ended March 31, 2024. The majority of countries in which we operate continue to experience pricing pressure from local hospitals, health systems, and governmental healthcare cost containment efforts. However, we have had success in offsetting negative effects of pricing pressure due to internal initiatives and being able to pass some inflationary impacts on to customers.

Foreign Currency Exchange Rates

For the three-month period ended March 31, 2024, changes in foreign currency exchange rates had a negative effect of 1.2 percent on year-over-year sales. If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a negative impact of approximately 0.5 percent on full-year 2024 sales.

Geography

The 3.7 percent net sales growth in the U.S. in the three-month period ended March 31, 2024 was driven by market growth and sales of our ROSA® Robot. Internationally, net sales increased by 2.5 percent during the three-month period ended March 31, 2024 when compared to the same prior year period. This increase was similarly driven by market growth in most of our international markets. Our International sales were negatively affected by 2.9 percent due to changes in foreign currency exchange rates in the three-month period ended March 31, 2024.

Product Categories

Knees and Hips net sales grew 3.4 percent and declined 0.3 percent, respectively, in the three-month period ended March 31, 2024, when compared to the same prior year period. The net sales of Knees and Hips benefited from market growth and new product introductions. However, overall Hips net sales declined in the three-month period ended March 31, 2024 when compared to the same prior year period primarily due to the negative effects of foreign currency. Knees and Hips net sales were negatively affected by 0.9 percent and 1.8 percent, respectively, in the three-month period ended March 31, 2024 due to changes in foreign currency exchange rates. The 4.4 percent increase in S.E.T. net sales for the three-month period ended March 31, 2024 was the result of growth in our sports medicine, upper extremities, and craniomaxillofacial and thoracic products, partially offset by lower volumes in other S.E.T. products. Other net sales grew 10.6 percent in the three-month period ended March 31, 2024 driven by net sales for our ROSA Robot.

Expenses as a Percentage of Net Sales

	Three Months Ended
	March 31,		% Inc /
	2024	2023	(Dec)
Cost of products sold, excluding intangible asset amortization	27.1%	27.4%	(0.3)%
Intangible asset amortization	7.5	7.3	0.2
Research and development	5.7	6.0	(0.3)
Selling, general and administrative	39.0	39.1	(0.1)
Restructuring and other cost reduction initiatives	6.6	2.3	4.3
Acquisition, integration, divestiture and related	-	0.1	(0.1)
Operating profit	14.1	17.9	(3.8)

Cost of products sold, excluding intangible asset amortization as a percentage of net sales decreased in the three-month period ended March 31, 2024 when compared to the same prior year period, primarily due to lower royalty expense. The reduction in royalty expense was partially the result of agreements we entered into in 2023 to acquire intellectual property through the buyout of certain licensing arrangements, which are recognized as intangible assets and result in additional intangible asset amortization expense instead of royalty expense. The lower royalty expense was partially offset by higher manufacturing costs.

Intangible asset amortization expense increased in the three-month period ended March 31, 2024 compared to the same prior year period due to the 2023 acquisitions and the buyout of certain royalty-related licensing agreements as described above.

R&D expenses decreased in amount and as a percentage of net sales in the three-month period ended March 31, 2024 when compared to the same prior year period. The decreases were driven by lower spending on our initial compliance with the European Union Medical Device Regulation as we continue to make progress on the approvals of our products, but were partially offset by higher personnel-related costs.

Selling, general and administrative (“SG&A”) expenses increased in amount, but slightly decreased as a percentage of net sales in the three-month period ended March 31, 2024 when compared to the same prior year period. The increase in expenses was due to selling and distribution costs that are variable expenses which increase as net sales increase. Additionally, instrument-related costs were higher due to new product introductions, share-based compensation was higher due to timing of awards, and we recognized higher charges on various strategic initiatives. These higher costs were partially offset by savings from our 2023 Restructuring Plan.

In December of 2023, 2021 and 2019, we initiated global restructuring programs. We also have other cost reduction and optimization initiatives that have the goal of reducing costs across the organization. We recognized expenses of $124.4 million and $41.8 million in the three-month periods ended March 31, 2024 and 2023, respectively, primarily related to employee termination benefits, sales agent contract terminations, and consulting and project management expenses associated with these programs. The expenses were higher in the 2024 period when compared to the 2023 period primarily due to additional expenses related to the 2023 Restructuring Plan that had just been initiated at the end of 2023. For more information regarding these expenses, see Note 4 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Acquisition, integration, divestiture and related expenses decreased in amount and as a percentage of net sales in the three-month period ended March 31, 2024 when compared to the same prior year period, primarily due to gains recognized from changes in the fair value of contingent consideration.

Other (Expense) Income, Net, Interest Expense, Net, and Income Taxes

In the three-month period ended March 31, 2024, we recognized expense of $0.1 million in our other (expense) income, net financial statement line item compared to a gain of $7.7 million in the same prior year period. The year-over-year change was primarily due to declines in fair value in our equity investments.

Interest expense, net, increased in the three-month period ended March 31, 2024 when compared to the same prior year period, primarily from increased losses incurred on our fixed-to-variable interest rate swaps in the current year period.

In the three-month period ended March 31, 2024, our effective tax rate (“ETR”) was 19.7 percent compared to 18.9 percent for the three-month period ended March 31, 2023. The 19.7 percent and 18.9 percent ETR in the three-month periods ended March 31, 2024 and 2023, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which generally have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union adoption of Pillar Two proposals which began to take effect in 2024; the outcome of various federal, state and foreign audits, appeals, and litigation; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(dollars in millions)	2024	2023	2024	2023	2024	2023
Americas	$1,186.5	$1,141.3	$639.3	$608.9	53.9%	53.4%
EMEA	444.8	425.6	153.0	149.5	34.4	35.1
Asia Pacific	258.0	264.1	93.3	90.2	36.2	34.2

Americas

In the Americas, operating profit and operating profit as a percentage of net sales increased in the three-month period ended March 31, 2024 when compared to the same prior year period. The increases were primarily due to higher net sales driven by market growth and new product introductions, coupled with lower royalty expense as a result of agreements we entered into in 2023 to acquire intellectual property through the buyout of certain licensing arrangements.

EMEA

In EMEA, operating profit increased, but operating profit as a percentage of net sales decreased, in the three-month period ended March 31, 2024 when compared to the same prior year period. The increase in operating profit was due to higher net sales driven by market growth and improved pricing. However, operating profit as a percentage of net sales decreased due to higher manufacturing costs and a higher mix of profits from countries with lower operating profit margins.

Asia Pacific

In Asia Pacific, operating profit and operating profit as a percentage of net sales increased in the three-month period ended March 31, 2024 when compared to the same prior year period. In Asia Pacific, changes in foreign currency exchange rates have had a larger impact on our results than in our other operating segments. While net sales declined in the three-month period ended March 31, 2024 when compared to the same prior year period due to changes in foreign currency exchange rates, the negative net sales impact was partially offset by higher hedge gains recognized in the current year period from our hedging program. As a result, net sales volume growth, lower royalty expense as a result of agreements we entered into in 2023 to acquire intellectual property through the buyout of certain licensing arrangements, and savings from our restructuring programs resulted in higher operating profit and operating profit as a percentage of sales in Asia Pacific in the 2024 period.

Liquidity and Capital Resources

As of March 31, 2024, we had $393.0 million in cash and cash equivalents. In addition, we had $1.0 billion available to borrow under our 2023 364-Day Credit Agreement, and $1.5 billion available under our 2023 Five-Year Revolving Facility. The terms of the 2023 364-Day Credit Agreement and the 2023 Five-Year Revolving Facility are described further in Note 8 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Sources of Liquidity

Cash flows provided by operating activities were $228.0 million in the three-month period ended March 31, 2024, compared to $307.7 million in the same prior year period. The decrease in the 2024 period was driven by higher bonus, income tax and restructuring-related payments in the 2024 period. In addition, the timing of accounts payable payments made in the 2024 period compared to the 2023 period also resulted in a decline in operating cash flows.

Cash flows used in investing activities were $195.0 million in the three-month period ended March 31, 2024, compared to $149.4 million in the same prior year period. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio, including new product introductions, optimization of our manufacturing and logistics networks, and investments in enterprise resource planning software. In addition, in the three-month period ended March 31, 2024 we invested in a debt security as well as other intangible assets.

Cash flows used in financing activities were $50.1 million in the three-month period ended March 31, 2024, compared to $206.7 million in the same prior year period. In the 2024 period, we borrowed a net $70.0 million under our Uncommitted Credit Facility and used those proceeds, along with cash on hand, to repurchase $113.6 million of our common stock. In the 2023 period, we borrowed a net $210.0 million under our revolving credit facilities and used those proceeds, along with cash on hand, to repurchase $267.6 million of our common stock. We also repaid $120.2 million of other debt obligations that were due in the first quarter of 2023.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of March 31, 2024, $350.6 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $31.5 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The remaining amount is denominated in currencies of the various countries where we operate. We generally intend to limit distributions from foreign subsidiaries earnings that were previously taxed in the U.S., as a result of the transition tax or tax on Global Intangible Low-Taxed Income (“GILTI”). These previously taxed earnings would not be subject to further U.S. federal tax.

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

Material Cash Requirements from Known Contractual and Other Obligations

At March 31, 2024, we had outstanding debt of $5,796.2 million, of which $970.0 million was classified as current debt. Of our current debt, $850.0 million of senior notes mature on November 22, 2024, and the remaining $120.0 million was outstanding under our Uncommitted Credit Facility which we expect to repay during 2024. We believe we can satisfy these debt obligations with cash generated from our operations, by issuing new debt and/or by borrowing on our committed revolving credit facilities.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 8 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In February 2024, our Board of Directors declared a quarterly cash dividend of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In February 2016, our Board of Directors authorized a $1.0 billion share repurchase program effective March 1, 2016, with no expiration date. In the three-month period ended March 31, 2024, we repurchased approximately 0.7 million shares for $88.0 million. As of March 31, 2024, $67.8 million remained authorized under this program.

As discussed in Note 4 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, we are executing on a 2023 Restructuring Plan, a 2021 Restructuring Plan and a 2019 Restructuring Plan. The 2023 Restructuring Plan along with other related initiatives is expected to result in total pre-tax charges of $120 million to $135 million by the end of 2025, of which approximately $92 million was incurred through March 31, 2024. We expect to reduce gross annual pre-tax operating expenses by $175 million to $200 million relative to the 2023 baseline expenses by the end of 2025 as program benefits under the 2023 Restructuring Plan are realized. The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $180 million by the end of 2024, of which approximately $170 million was incurred through March 31, 2024. We expect to reduce gross annual pre-tax operating expenses by approximately $190 million relative to the 2021 baseline expenses by the end of 2024 as program benefits under the 2021 Restructuring Plan are realized. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $370 million by the end of 2025, of which approximately $336 million was incurred through March 31, 2024. In our original estimates, we expected to reduce gross annual pre-tax operating expenses by approximately $180 million to $280 million relative to the 2019 baseline expenses by the end of 2023 as benefits under the 2019 Restructuring Plan were realized. Our latest estimates indicate that we will be near the low end of that range, and the full benefits will not be realized until we complete the closure of a manufacturing facility, which is expected to occur in 2025.

As discussed in Note 12 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, the IRS has issued proposed adjustments for years 2010 through 2012, for years 2013 through 2015, and for years 2016 through 2019. We have disputed these proposed adjustments and intend to continue to vigorously defend our positions. Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

As discussed in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters. We estimate the total liabilities for all litigation matters was $226.5 million as of March 31, 2024. However, litigation is inherently uncertain, and upon resolution of any of these uncertainties, we may incur charges in excess of these estimates, and may in the future incur other material judgments or enter into other material settlements of claims. We expect to pay these liabilities over the next few years. Additionally, we have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $405 million.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 2 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

The preparation of our financial statements is affected by the selection and application of accounting policies and methods, and also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three-month period ended March 31, 2024 to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our Annual Report on Form 10-K for the year ended December 31, 2023 contains detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

Forward-looking statements speak only as of the date they are made and we expressly disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Readers of this report are cautioned not to rely on these forward-looking statements since there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Information pertaining to legal proceedings can be found in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), which could materially affect our business, financial condition and results of operations. The risks described in our 2023 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three-month period ended March 31, 2024, we issued 0.2 million shares of our common stock valued at $23.4 million upon the achievement of a commercial milestone related to the Embody acquisition. The shares were issued to the former Embody shareholders whom we reasonably believed to be accredited investors in a private transaction exempt from registration under Section 4(a)(2) and Regulation D under the Securities Act. To minimize dilution from issuing shares for the milestone settlement, we repurchased 0.2 million shares of our common stock in February 2024.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of common stock settled during the three-month period ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program(1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
January 2024	530,017	$120.94	530,017	$91,702,916
February 2024	192,737	123.87	192,737	67,828,222
March 2024	-	-	-	67,828,222
Total	722,754	$121.72	722,754	$67,828,222

(1) In February 2016, our Board of Directors authorized a $1.0 billion share repurchase program effective March 1, 2016, with no expiration date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three-month period ended March 31, 2024, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain audit-related and tax services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

During the three-month period ended March 31, 2024, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in rules of the Securities and Exchange Commission.

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

10.1

Form of Amendment to Change in Control Severance Agreement with Ivan Tornos, Suketu Upadhyay, Rachel Ellingson, Lori Winkler and Paul Stellato (incorporated by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K filed February 23, 2024)

10.2

Amendment to Change in Control Severance Agreement dated February 19, 2024 between Zimmer GmbH and Wilfred van Zuilen (incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K filed February 23, 2024)

10.3

Deed of Amendment dated February 19, 2024 between Zimmer Asia (HK) Limited and Sang-Uk Yi (incorporated by reference to Exhibit 10.53 to the Registrant's Annual Report on Form 10-K filed February 23, 2024)

10.4	Form of Change in Control Severance Agreement with Mark Bezjak (incorporated by reference to Exhibit 10.54 to the Registrant's Annual Report on Form 10-K filed February 23, 2024)

21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: May 2, 2024	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Chief Financial Officer and Executive Vice President - Finance, Operations and Supply Chain
(Principal Financial Officer)

Date: May 2, 2024	By:	/s/ Paul Stellato
Paul Stellato
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)