Form 10-Q
period 2024-06-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2024-08-07
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

As of July 31, 2024, 203,652,375 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2024

Part I – Financial Information

Item 1. Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Sales	$1,942.0	$1,869.6	$3,831.2	$3,700.6
Cost of products sold, excluding intangible asset amortization	553.6	525.5	1,065.9	1,026.3
Intangible asset amortization	144.0	138.2	286.1	271.6
Research and development	109.4	118.1	217.4	228.5
Selling, general and administrative	737.1	725.8	1,473.2	1,441.8
Restructuring and other cost reduction initiatives	41.5	24.4	165.9	66.3
Acquisition, integration, divestiture and related	5.2	7.9	5.5	9.1
Operating expenses	1,590.8	1,539.9	3,214.0	3,043.6
Operating Profit	351.3	329.6	617.2	656.9
Other income (expense), net	2.0	(1.2)	1.9	6.5
Interest expense, net	(51.1)	(51.6)	(101.8)	(99.8)
Earnings before income taxes	302.2	276.8	517.3	563.6
Provision for income taxes	59.1	66.9	101.4	121.0
Net Earnings	243.1	209.9	415.9	442.6
Less: Net earnings attributable to noncontrolling interest	0.3	0.2	0.7	0.5
Net Earnings of Zimmer Biomet Holdings, Inc.	$242.8	$209.6	$415.2	$442.1

Earnings Per Common Share
Basic	$1.18	$1.00	$2.02	$2.12
Diluted	$1.18	$1.00	$2.01	$2.10
Weighted Average Common Shares Outstanding
Basic	205.7	208.6	205.4	209.0
Diluted	206.4	209.9	206.3	210.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Earnings of Zimmer Biomet Holdings, Inc.	$242.8	$209.6	$415.2	$442.1
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	(4.0)	(26.5)	(39.9)	(14.1)
Unrealized cash flow hedge gains, net of tax	38.1	47.1	72.7	55.9
Reclassification adjustments on hedges, net of tax	(17.8)	(19.3)	(35.8)	(38.3)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(0.2)	(1.1)	(1.2)	(2.0)
Total Other Comprehensive Income (Loss)	16.1	0.2	(4.2)	1.5
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$258.9	$209.8	$411.0	$443.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$420.1	$415.8
Accounts receivable, less allowance for credit losses	1,418.0	1,442.4
Inventories	2,369.9	2,385.2
Prepaid expenses and other current assets	431.4	366.1
Total Current Assets	4,639.4	4,609.5
Property, plant and equipment, net	2,103.0	2,060.4
Goodwill	8,824.5	8,818.5
Intangible assets, net	4,707.4	4,856.4
Other assets	1,245.7	1,152.1
Total Assets	$21,520.0	$21,496.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$341.8	$410.6
Other current liabilities	1,388.6	1,546.9
Current portion of long-term debt	1,878.0	900.0
Total Current Liabilities	3,608.4	2,857.4
Other long-term liabilities	1,205.4	1,283.4
Long-term debt	3,956.7	4,867.9
Total Liabilities	8,770.6	9,008.7
Commitments and Contingencies (Note 15)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 317.2 million shares as of June 30, 2024 (316.2 million as of December 31, 2023) issued	3.2	3.2
Paid-in capital	9,974.9	9,846.1
Retained earnings	10,702.5	10,384.5
Accumulated other comprehensive loss	(195.2)	(191.0)
Treasury stock, 112.3 million shares as of June 30, 2024 (110.6 million as of December 31, 2023)	(7,744.3)	(7,562.3)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,741.1	12,480.5
Noncontrolling interest	8.4	7.7
Total Stockholders' Equity	12,749.4	12,488.1
Total Liabilities and Stockholders' Equity	$21,520.0	$21,496.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity

Balance April 1, 2024	317.2	$3.2	$9,945.9	$10,509.0	$(211.2)	(111.5)	$(7,648.9)	$8.1	$12,606.0
Net earnings	-	-	-	242.8	-	-	-	0.3	243.1
Other comprehensive income	-	-	-	-	16.1	-	-	-	16.1
Cash dividends declared ($0.24 per share)	-	-	-	(49.3)	-	-	-	-	(49.3)
Stock compensation plans	-	-	29.0	-	-	-	-	-	29.0
Share repurchases	-	-	-	-	-	(0.9)	(95.4)	-	(95.4)
Balance June 30, 2024	317.2	$3.2	$9,974.9	$10,702.5	$(195.2)	(112.3)	$(7,744.3)	$8.4	$12,749.4

Balance April 1, 2023	315.4	$3.2	$9,692.4	$9,741.7	$(178.0)	(106.9)	$(7,108.6)	$6.9	$12,157.6
Net earnings	-	-	-	209.6	-	-	-	0.2	209.8
Other comprehensive income	-	-	-	-	0.2	-	-	-	0.2
Cash dividends declared ($0.24 per share)	-	-	-	(50.1)	-	-	-	-	(50.1)
Stock compensation plans	0.3	-	58.1	1.1	-	-	0.7	-	59.9
Embody, Inc. acquisition consideration	0.1	-	15.5	-	-	-	-	-	15.5
Share repurchases	-	-	-	-	-	(0.1)	(14.3)	-	(14.3)
Balance June 30, 2023	315.8	$3.2	$9,766.0	$9,902.3	$(177.8)	(107.0)	$(7,122.2)	$7.1	$12,378.6

Balance January 1, 2024	316.2	$3.2	$9,846.1	$10,384.5	$(191.0)	(110.6)	$(7,562.3)	$7.7	$12,488.1
Net earnings	-	-	-	415.2	-	-	-	0.7	415.9
Other comprehensive loss	-	-	-	-	(4.2)	-	-	-	(4.2)
Cash dividends declared ($0.48 per share)	-	-	-	(98.6)	-	-	-	-	(98.6)
Stock compensation plans	0.8	-	105.4	1.4	-	-	1.4	-	108.2
Embody, Inc. acquisition consideration	0.2	-	23.4	-	-	-	-	-	23.4
Share repurchases	-	-	-	-	-	(1.7)	(183.4)	-	(183.4)
Balance June 30, 2024	317.2	$3.2	$9,974.9	$10,702.5	$(195.2)	(112.3)	$(7,744.3)	$8.4	12,749.4

Balance January 1, 2023	313.8	$3.1	$9,504.4	$9,559.3	$(179.3)	(104.8)	$(6,867.2)	$6.7	$12,027.0
Net earnings	-	-	-	442.1	-	-	-	0.5	442.6
Other comprehensive income	-	-	-	-	1.5	-	-	-	1.5
Cash dividends declared ($0.48 per share)	-	-	-	(100.5)	-	-	-	-	(100.5)
Stock compensation plans	0.8	-	113.5	1.4	-	-	1.0	-	115.9
Embody, Inc. acquisition consideration	1.2	0.1	150.4	-	-	-	-	-	150.5
Share repurchases	-	-	(2.3)	-	-	(2.2)	(256.0)	-	(258.3)
Balance June 30, 2023	315.8	$3.2	$9,766.0	$9,902.3	$(177.8)	(107.0)	$(7,122.2)	$7.1	$12,378.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows provided by (used in) operating activities:
Net earnings	$415.9	$442.6
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	481.8	469.3
Share-based compensation	55.4	58.9
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(104.5)	13.8
Receivables	(10.2)	8.0
Inventories	(41.8)	(148.0)
Accounts payable and accrued liabilities	(181.5)	(185.2)
Other assets and liabilities	(17.7)	(3.8)
Net cash provided by operating activities	597.4	655.6
Cash flows provided by (used in) investing activities:
Additions to instruments	(147.2)	(168.3)
Additions to other property, plant and equipment	(107.8)	(144.0)
Net investment hedge settlements	16.5	19.0
Business combination investments, net of acquired cash	(66.5)	(32.9)
Acquisition of intangible assets and other investing activities	(137.0)	(66.3)
Net cash used in investing activities	(442.0)	(392.5)
Cash flows provided by (used in) financing activities:
Net proceeds from revolving facilities	115.0	145.0
Redemption of senior notes	-	(86.3)
Payment on term loan	-	(33.9)
Dividends paid to stockholders	(98.8)	(100.6)
Proceeds from employee stock compensation plans	63.0	61.1
Business combination contingent consideration payments	(1.5)	(10.3)
Deferred business combination payments	(7.8)	(4.0)
Repurchase of common stock	(199.5)	(281.9)
Other financing activities	(12.5)	(5.2)
Net cash used in financing activities	(142.0)	(316.1)
Effect of exchange rates on cash and cash equivalents	(9.0)	(2.9)
Change in cash and cash equivalents	4.4	(55.9)
Cash and cash equivalents, beginning of year	415.8	375.7
Cash and cash equivalents, end of period	$420.1	$319.8

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

Accounting Pronouncements Not Yet Adopted - In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which is an amendment to ASC Topic 280 - Segment Reporting. The ASU requires more detailed and disaggregated segment information, including the disclosure of significant segment expense categories and amounts for each reportable segment. The ASU also requires certain annual disclosures to also be made in interim periods. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. The guidance will be applied retrospectively unless retrospective adoption is impracticable. We are currently evaluating the impact this ASU will have on our disclosures. We will adopt this ASU beginning with our Annual Report on Form 10-K for the year ended December 31, 2024.

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

3. Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States	$1,106.2	$1,068.9	$2,205.4	$2,129.2
International	835.8	800.7	1,625.8	1,571.4
Total	$1,942.0	$1,869.6	$3,831.2	$3,700.6

Net sales by product category are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Knees	$801.1	$771.4	$1,589.3	$1,533.9
Hips	506.5	504.3	997.6	997.1
S.E.T.	469.5	442.7	922.1	876.1
Other	164.9	151.2	322.2	293.5
Total	$1,942.0	$1,869.6	$3,831.2	$3,700.6

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

4. Restructuring

In December 2023, our management approved a new global restructuring program (the “2023 Restructuring Plan”) intended to optimize our cost structure and drive greater efficiencies throughout the company. The 2023 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $120 million. The pre-tax restructuring charges consist of employee termination benefits; contract terminations for sales agents; and other charges, such as consulting fees. The expenses incurred under our 2023 Restructuring Plan are reported in our “Restructuring and other cost reduction initiatives” financial statement line item. The charges incurred in the six-month period ended June 30, 2024 were primarily the result of finalizing, obtaining approval and, where applicable, communicating certain restructuring plans. The following table summarizes the liabilities recognized related to the 2023 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended June 30, 2024	$10.1	$1.2	$3.2	$14.5

Balance, December 31, 2023	$9.2	$-	$5.0	$14.2
Expenses incurred in the six months ended June 30, 2024	81.1	3.0	9.9	94.0
Cash payments	(46.1)	(0.5)	(10.2)	(56.8)
Foreign currency exchange rate changes	(1.0)	-	(0.1)	(1.1)
Non-cash activity	-	-	1.5	1.5
Balance, June 30, 2024	$43.2	$2.5	$6.1	$51.8

Expense incurred since the start of the 2023 Restructuring Plan	$90.3	$3.0	$13.6	$106.9

Expense estimated to be recognized for the 2023 Restructuring Plan	$92.0	$10.0	$18.0	$120.0

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

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended June 30, 2024	$(0.7)	$0.1	$0.9	$0.3

Balance, December 31, 2023	$4.2	$17.6	$2.9	$24.7
Expenses incurred in the six months ended June 30, 2024	(1.1)	0.1	2.2	1.2
Cash payments	(1.1)	(7.5)	(2.5)	(11.1)
Foreign currency exchange rate changes	(0.1)	(0.4)	-	(0.5)
Balance, June 30, 2024	$1.9	$9.8	$2.6	$14.3

Expense incurred since the start of the 2021 Restructuring Plan	$58.0	$73.9	$38.4	$170.3

Expense estimated to be recognized for the 2021 Restructuring Plan	$60.0	$80.0	$40.0	$180.0

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

The following table summarizes the location on our condensed consolidated statement of earnings and type of cost for our 2019 Restructuring Plan (in millions):

	Three Months Ended June 30, 2024
	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Cost of products sold, excluding intangible asset amortization	$-	$-	$0.3	$0.3
Restructuring and other cost reduction initiatives	1.5	-	2.9	4.4
	$1.5	$-	$3.2	$4.7

	Six Months Ended June 30, 2024
	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Cost of products sold, excluding intangible asset amortization	$-	$-	$0.8	$0.8
Restructuring and other cost reduction initiatives	16.2	-	4.7	20.9
	$16.2	$-	$5.5	$21.7

The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2023	$43.8	$5.6	$2.9	$52.3
Expenses incurred in the six months ended June 30, 2024	16.2	-	5.5	21.7
Cash payments	(13.2)	(1.0)	(6.3)	(20.5)
Foreign currency exchange rate changes	(0.4)	-	-	(0.4)
Balance, June 30, 2024	$46.4	$4.6	$2.1	$53.1

Expense incurred since the start of the 2019 Restructuring Plan	$141.9	$35.0	$164.2	$341.1

Expense estimated to be recognized for the 2019 Restructuring Plan	$155.0	$35.0	$180.0	$370.0

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

5. Inventories

	June 30,	December 31,
	2024	2023
	(in millions)
Finished goods	$1,855.1	$1,831.2
Work in progress	216.0	246.5
Raw materials	298.8	307.5
Inventories	$2,369.9	$2,385.2

6. Property, Plant and Equipment

	June 30,	December 31,
	2024	2023
	(in millions)
Land	$18.8	$18.9
Buildings and equipment	2,263.6	2,245.9
Capitalized software costs	560.1	552.2
Instruments	3,665.8	3,748.6
Construction in progress	236.2	200.6
	6,744.5	6,766.2
Accumulated depreciation	(4,641.5)	(4,705.8)
Property, plant and equipment, net	$2,103.0	$2,060.4

We had $16.3 million and $30.8 million of property, plant and equipment included in accounts payable as of June 30, 2024 and December 31, 2023, respectively.

7. Acquisitions

On April 2, 2024, we completed the acquisition of all the outstanding shares of a third party orthopedics distributor in the EMEA market. Prior to the acquisition, the distributor sold our products to its customers. The acquisition is expected to improve our margins and allow us to better serve the end customers.

On April 29, 2024, we completed the acquisition of all the outstanding shares of V.I.M.S. Vidéo Interventionnelle Médicale Scientifique, a privately held medical device company based in France, which expands our portfolio in the sports medicine market.

Initial consideration related to these two acquisitions was $81.8 million with additional consideration up to $26.6 million, subject to the achievement of future regulatory milestones and a commercial milestone. We determined the fair value of the additional consideration to be $17.8 million as of the acquisition dates.

The goodwill related to these two acquisitions represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to these acquisitions is generated from the operational synergies, cross-selling opportunities and future development we expect to achieve from the technologies acquired. No goodwill is expected to be deductible for income tax purposes. The goodwill related to these acquisitions is included in the EMEA operating segment and reporting unit. The goodwill related to these acquisitions was the only significant activity related to our consolidated goodwill balance in the three and six-month periods ended June 30, 2024, other than changes related to foreign currency exchange rate translation adjustments.

The purchase price allocations for the two acquisitions described above are preliminary as of June 30, 2024. We need additional time to evaluate the tax attributes of those transactions, which may change the recognized tax assets and liabilities. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the respective acquisition dates.

The following table summarizes the estimates of fair value of the assets acquired and liabilities assumed related to the two acquisitions described above (in millions):

Current assets	$18.7
Intangible assets subject to amortization:
Technology	10.0
Customer relationships	37.3
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	7.0
Goodwill	43.0
Other assets	2.8
Total assets acquired	118.8
Current liabilities	3.9
Deferred income taxes	14.5
Other long-term liabilities	0.8
Total liabilities assumed	19.2
Net assets acquired	$99.6

The weighted average amortization periods selected for technology and customer relationships were 10 years and 9 years, respectively. Upon receiving the applicable regulatory approval, the IPR&D assets will be reclassified to definite-lived intangible assets and amortized over the applicable estimated useful lives.

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

These four acquisitions are collectively referred to in this report as the “2023 acquisitions”. Refer to Note 10 for information regarding the issuance of common stock and cash payments related to the contingent consideration liabilities that have occurred subsequent to the acquisition dates.

The goodwill related to the 2023 acquisitions represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to the 2023 acquisitions is generated from the operational synergies and cross-selling opportunities we expect to achieve from the technologies acquired. A portion of the goodwill is expected to be deductible for U.S. income tax purposes. The goodwill related to the Embody, the October 2023 and the November 2023 acquisitions is included in the Americas operating segment and the Americas Orthopedics reporting unit. The goodwill related to the April 2023 acquisition is included in the Asia Pacific operating segment and reporting unit. The goodwill related to the first two of the 2023 acquisition was the only significant activity related to our consolidated goodwill balance in the three and six-month periods ended June 30, 2023, other than changes related to foreign currency exchange rate translation adjustments.

The purchase price allocations for the Embody acquisition and the April 2023 acquisition were final as of June 30, 2024. The purchase price allocations for the remaining 2023 acquisitions are preliminary as of June 30, 2024. We need additional time to evaluate the tax attributes of those transactions, which may change the recognized tax assets and liabilities. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the respective acquisition dates.

The following table summarizes the estimates of fair value of the assets acquired and liabilities assumed related to the 2023 acquisitions (in millions):

Current assets	$13.1
Intangible assets subject to amortization:
Technology	144.0
Trademarks and trade names	3.5
Customer relationships	40.1
Intangible assets not subject to amortization:
IPR&D	36.3
Goodwill	215.0
Other assets	4.8
Total assets acquired	456.8
Current liabilities	8.2
Deferred income taxes	37.7
Total liabilities assumed	45.9
Net assets acquired	$410.9

The weighted average amortization periods selected for technology, customer relationships and trademarks and trade names were 15 years, 8 years and 13 years, respectively. Upon receiving regulatory approval subsequent to the Embody acquisition date, the $36.3 million of IPR&D was reclassified to a definite-lived intangible asset and began amortizing over the applicable estimated useful life.

In the three and six-month periods ended June 30, 2024, there were no material adjustments to the preliminary values of the 2023 acquisitions.

We have not included pro forma information and certain other information under GAAP for any of the acquisitions described in this Note because they did not have a material impact on our financial position or results of operations.

In the six-month period ended June 30, 2024, we entered into agreements to acquire the ownership rights or gain access to various technologies. We recognized intangible assets of $101.6 million related to these agreements. The weighted average amortization period selected for these intangibles was 7 years. The contractual payments under these agreements have mostly been paid and included in "Acquisition of intangible assets and other investing activities" in our condensed consolidated statements of cash flows. We have recognized current liabilities for the remaining portion of the payments, which is expected to be made in the second half of 2024.

In the six-month period ended June 30, 2023, we entered into agreements to acquire intellectual property rights through the buyout of certain licensing arrangements. These new agreements and the related payments replace the variable royalty payments that otherwise would have been due under the terms of previous licensing arrangements through 2030. These new agreements benefit us by expanding our ownership of intellectual property that we may use in the future. We recognized intangible assets of $80.5 million related to these agreements which will be amortized through 2030. The payments under these agreements have been included in "Acquisition of intangible assets and other investing activities" in our condensed consolidated statements of cash flows.

8. Debt

Our debt consisted of the following (in millions):

	June 30,	December 31,
	2024	2023
Current portion of long-term debt
Uncommitted Credit Facility	$165.0	$50.0
1.450% Senior Notes due 2024	850.0	850.0
3.550% Senior Notes due 2025	$863.0	$-
Total current portion of long-term debt	$1,878.0	$900.0
Long-term debt
3.550% Senior Notes due 2025	$-	$863.0
3.050% Senior Notes due 2026	600.0	600.0
5.350% Senior Notes due 2028	500.0	500.0
3.550% Senior Notes due 2030	257.5	257.5
2.600% Senior Notes due 2031	750.0	750.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
2.425% (€500.0M) Euro Notes due 2026	535.9	552.3
1.164% (€500.0M) Euro Notes due 2027	535.9	552.3
Debt discount and issuance costs	(25.7)	(29.1)
Adjustment related to interest rate swaps	(163.5)	(144.7)
Total long-term debt	$3,956.7	$4,867.9

In the six-month period ended June 30, 2023, we redeemed $83.0 million outstanding principal amount on a short-term term loan by paying $33.9 million in cash and by transferring all our common shares we owned of a publicly traded company we previously spun-off. The transfer of the common shares as part of the settlement resulted in a $49.1 million noncash financing activity. In the six-month period ended June 30, 2023 we also redeemed $86.3 million outstanding principal amount of our 3.700% Senior Notes due 2023.

On June 28, 2024, we entered into a new five-year revolving credit agreement (the “2024 Five-Year Credit Agreement”) and a new 364-day revolving credit agreement (the “2024 364-Day Revolving Credit Agreement”), as described below. Borrowings under these credit agreements will be used for general corporate purposes.

The 2024 Five-Year Credit Agreement contains a five-year unsecured revolving facility of $1.5 billion (the “2024 Five-Year Revolving Facility”). The 2024 Five-Year Credit Agreement replaced the previous revolving credit agreement entered into on July 7, 2023 (the “2023 Five-Year Credit Agreement”), which contained a five-year unsecured revolving facility of $1.5 billion (the “2023 Five-Year Revolving Facility”). There were no outstanding borrowings under the 2023 Five-Year Credit Agreement at the time it was terminated.

The 2024 Five-Year Credit Agreement will mature on June 28, 2029, with two one-year extensions exercisable at our discretion and subject to required lender consent. The 2024 Five-Year Credit Agreement also includes an uncommitted incremental feature allowing us to request an increase of the facility by an aggregate amount of up to $500.0 million.

Borrowings under the 2024 Five-Year Credit Agreement bear interest at floating rates, based upon either an adjusted term secured overnight financing rate (“Term SOFR”) for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2024 Five-Year Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating.

The 2024 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets. The 2024 Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2024 Five-Year Credit Agreement as of June 30, 2024. As of June 30, 2024, there were no outstanding borrowings under the 2024 Five-Year Credit Agreement.

The 2024 364-Day Revolving Credit Agreement is an unsecured revolving credit facility in the principal amount of $1.0 billion (the “2024 364-Day Revolving Facility”). The 2024 364-Day Revolving Credit Agreement replaced a credit agreement entered into on July 7, 2023, which was also a 364-day unsecured revolving credit facility of $1.0 billion (the “2023 364-Day Revolving Facility”). There were no borrowings outstanding under the 2023 364-Day Revolving Facility when it was terminated.

The 2024 364-Day Revolving Facility will mature on June 27, 2025. Borrowings under the 2024 364-Day Revolving Credit Agreement bear interest at floating rates based upon either an adjusted Term SOFR for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2024 364-Day Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating.

The 2024 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets. The 2024 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2024 364-Day Revolving Credit Agreement as of June 30, 2024. As of June 30, 2024, there were no outstanding borrowings under the 2024 364-Day Revolving Credit Agreement.

On August 28, 2023, we entered into an uncommitted facility letter (the "Uncommitted Credit Facility"), which provides that from time to time, we may request, and the lender in its absolute and sole discretion may provide, short-term loans. Borrowings under the Uncommitted Credit Facility may be used only for general corporate and working capital purposes. The Uncommitted Credit Facility provides that the aggregate principal amount of outstanding borrowings at any time shall not exceed $300.0 million. Each borrowing under the Uncommitted Credit Facility will mature on the maturity date specified by the lender at the time of the advance, which will be no more than 90 days following the date of the advance. The Uncommitted Credit Facility and borrowings thereunder are unsecured. Borrowings under the Uncommitted Credit Facility bear interest at floating rates, based upon either Term SOFR for the applicable interest period, the prime rate, or lender’s cost of funds, in each case, plus an applicable margin determined at the time of each borrowing. The Uncommitted Credit Facility includes customary affirmative and negative covenants and events of default for unsecured uncommitted financing arrangements. We were in compliance with all covenants under the Uncommitted Credit Facility as of June 30, 2024. As of June 30, 2024, there were outstanding borrowings of $165.0 million under the Uncommitted Credit Facility.

Borrowings under our revolving credit facilities have been executed with underlying notes that have maturities of three months or less. At maturity of the underlying note, we elect to either repay the note, borrow the same amount, or some combination thereof. On our condensed consolidated statements of cash flows, we present the borrowings and repayments of these underlying notes as net cash inflows or outflows due to their short-term nature. The gross borrowings and repayments in the prior year period condensed consolidated statement of cash flows have been reclassified to a net amount to conform to the current year period presentation.

The estimated fair value of our senior notes, which includes our Euro notes, as of June 30, 2024, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $5,516.1 million. The carrying value of the outstanding $165.0 million principal balance of the Uncommitted Credit Facility approximates its fair value as it bears interest at short-term market rates.

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

The following table shows the changes in the components of AOCI gains (losses), net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2023	$(159.4)	$63.3	$(94.9)	$(191.0)
AOCI before reclassifications	(39.9)	72.7	-	32.8
Reclassifications to statements of earnings	-	(35.8)	(1.2)	(37.0)
Balance at June 30, 2024	$(199.3)	$100.2	$(96.1)	$(195.2)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Location on
Component of AOCI	2024	2023	2024	2023	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$21.7	$23.5	$43.7	$46.6	Cost of products sold
Forward starting interest rate swaps	(0.2)	(0.2)	(0.4)	(0.4)	Interest expense, net
	21.5	23.3	43.3	46.2	Total before tax
	3.7	4.0	7.5	7.9	Provision for income taxes
	$17.8	$19.3	$35.8	$38.3	Net of tax
Defined benefit plans
Prior service cost and unrecognized actuarial loss	$0.5	$1.3	$1.3	$2.3	Other income (expense), net
	0.3	0.2	0.1	0.3	Provision for income taxes
	$0.2	$1.1	$1.2	$2.0	Net of tax
Total reclassifications	$18.0	$20.4	$37.0	$40.3	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$4.0	8.0	$(4.0)	$(15.2)	24.7	$(39.9)
Unrealized cash flow hedge gains	44.1	6.0	38.1	87.5	14.8	72.7
Reclassification adjustments on cash flow hedges	(21.5)	(3.7)	(17.8)	(43.3)	(7.5)	(35.8)
Adjustments to prior service cost and unrecognized actuarial assumptions	(0.5)	(0.3)	(0.2)	(1.3)	(0.1)	(1.2)
Total Other Comprehensive Income (Loss)	$26.1	$10.0	$16.1	$27.7	$31.9	$(4.2)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(26.4)	$0.1	$(26.5)	$(18.9)	$(4.8)	$(14.1)
Unrealized cash flow hedge gains	56.7	9.6	47.1	67.8	11.9	55.9
Reclassification adjustments on cash flow hedges	(23.3)	(4.0)	(19.3)	(46.2)	(7.9)	(38.3)
Adjustments to prior service cost and unrecognized actuarial assumptions	(1.3)	(0.2)	(1.1)	(2.3)	(0.3)	(2.0)
Total Other Comprehensive Income (Loss)	$5.7	$5.5	$0.2	$0.4	$(1.1)	$1.5

10. Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of June 30, 2024
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$95.5	$-	$95.5	$-
Cross-currency interest rate swaps	45.1	-	45.1	-
Total Assets	$140.6	$-	$140.6	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$0.5	$-	$0.5	$-
Cross-currency interest rate swaps	36.4	-	36.4	-
Interest rate swaps	163.5	-	163.5	-
Contingent consideration related to acquisitions	134.0	-	-	134.0
Total Liabilities	$334.4	$-	$200.4	$134.0

	As of December 31, 2023
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$54.4	$-	$54.4	$-
Cross-currency interest rate swaps	5.4	-	5.4	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	0.4	-	0.4	-
Total Assets	$60.2	$-	$60.2	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$3.7	$-	$3.7	$-
Cross-currency interest rate swaps	68.1	-	68.1	-
Interest rate swaps	144.7	-	144.7	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.6	-	1.6	-
Contingent consideration related to acquisitions	141.7	-	-	141.7
Total Liabilities	$359.8	$-	$218.1	$141.7

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

Contingent payments related to the Embody acquisition are to be settled by issuance of our common stock and cash payments. The Embody acquisition is discussed in Note 7. During the six-month period ended June 30, 2024, we issued 0.2 million shares of our common stock valued at $23.4 million and paid $1.5 million of cash for a commercial milestone related to the Embody acquisition. The fair value of common stock was determined to be $123.87 per share, which represented the average of our high and low stock prices on the settlement date. To minimize dilution from issuing shares for the milestone settlement, we repurchased 0.2 million shares of our common stock in February of 2024.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2023	$141.7
New contingent consideration related to acquisitions	17.8
Change in estimates	1.0
Settlements	(26.7)
Foreign currency impact	0.1
Ending balance June 30, 2024	$134.0

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

As of June 30, 2024 and December 31, 2023, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Long-term debt	$832.6	$851.3	$(163.5)	$(144.7)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes due 2045 we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering. The interest rate swaps were settled, and the remaining loss to be recognized at

June 30, 2024 was $23.6 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

At June 30, 2024, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Euro 700 million, Japanese Yen 54.1 billion and Swiss Franc 125 million. These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated. We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings. The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows. In the six-month period ended June 30, 2023, Euro 100 million and Swiss Franc 50 million of these cross-currency interest rate swaps matured at a gain of $6.0 million and loss of $3.0 million, respectively. The settlement of these gains and losses with the counterparties is reflected in investing cash flows in our condensed consolidated statements of cash flows and will remain in AOCI on our condensed consolidated balance sheet until the hedged net investment is sold or substantially liquidated. No cross-currency interest rate swaps matured in the six-month period ended June 30, 2024.

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

For foreign currency exchange forward contracts and options outstanding at June 30, 2024, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from July 2024 through November 2026. As of June 30, 2024, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,440.1 million. As of June 30, 2024, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $456.7 million.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one to three months to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency remeasurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. The net amount of these offsetting gains/losses is recorded in other (expense) income, net. Any outstanding contracts are recorded on the balance sheet at fair value as of the end of the reporting period. The notional amounts of these contracts are generally in a range of $1.25 billion to $1.75 billion per quarter.

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain					Amount of Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	June 30,		June 30,		Location on	June 30,		June 30,
Derivative Instrument	2024	2023	2024	2023	Statements of Earnings	2024	2023	2024	2023
Foreign exchange forward contracts	$44.1	$56.7	$87.5	$67.8	Cost of products sold	$21.7	$23.5	$43.7	$46.6
Forward starting interest rate swaps	-	-	-	-	Interest expense, net	(0.2)	(0.2)	(0.4)	(0.4)
	$44.1	$56.7	$87.5	$67.8		$21.5	$23.3	$43.3	$46.2

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at June 30, 2024, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $115.7 million, or $100.2 million after taxes, which is deferred in AOCI. A gain of $82.7 million, or $68.3 million after taxes, is expected to be reclassified to earnings in cost of products sold, and a loss of $0.7 million, or $0.6 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Cost of	Interest	Cost of	Interest	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$553.6	$(51.1)	$525.5	$(51.6)	$1,065.9	$(101.8)	$1,026.3	$(99.8)
The effects of fair value, cash flow and net investment hedging:
Gain (loss) on fair value hedging relationships
Interest rate swaps	-	(10.6)	-	(9.3)	-	(21.2)	-	(17.5)
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	21.7	-	23.5	-	43.7	-	46.6	-
Forward starting interest rate swaps	-	(0.2)	-	(0.2)	-	(0.4)	-	(0.4)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	8.2	-	8.2	-	16.4	-	17.2

Derivatives Not Designated as Hedging Instruments

The following gains from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended		Six Months Ended
	Location on	June 30,		June 30,
Derivative Instrument	Statements of Earnings	2024	2023	2024	2023
Foreign exchange forward contracts	Other income (expense), net	$12.9	$3.8	$21.3	$0.2

These gains do not reflect offsetting losses of $12.0 million and $14.2 million in the three-month periods ended June 30, 2024 and 2023, respectively, and offsetting losses of $24.2 million and $13.8 million in the six-month periods ended June 30, 2024 and 2023, respectively, recognized in other income (expense), net as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of June 30, 2024 and December 31, 2023, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets. On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with substantially all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of June 30, 2024		As of December 31, 2023
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$80.4	Other current assets	$58.4
Foreign exchange forward contracts	Other assets	29.3	Other assets	17.2
Cross-currency interest rate swaps	Other assets	45.1	Other assets	5.4
Total asset derivatives		$154.8		$81.0

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$-	Other current assets	$1.2

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$9.6	Other current liabilities	$13.9
Cross-currency interest rate swaps	Other current liabilities	30.7	Other current liabilities	33.3
Foreign exchange forward contracts	Other long-term liabilities	5.1	Other long-term liabilities	11.0
Cross-currency interest rate swaps	Other long-term liabilities	5.7	Other long-term liabilities	34.8
Interest rate swaps	Other long-term liabilities	163.5	Other long-term liabilities	144.7
Total liability derivatives		$214.6		$237.7

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$-	Other current liabilities	$2.4

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of June 30, 2024			As of December 31, 2023
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$80.4	$9.6	$70.8	$58.4	$13.0	$45.4
Cash flow hedges	Other assets	29.3	4.6	24.7	17.2	8.2	9.0
Derivatives Not Designated as Hedges	Other current assets	-	-	-	1.2	0.8	0.4

Liability Derivatives
Cash flow hedges	Other current liabilities	9.6	9.6	-	13.9	13.0	0.9
Cash flow hedges	Other long-term liabilities	5.1	4.6	0.5	11.0	8.2	2.8
Derivatives Not Designated as Hedges	Other current liabilities	-	-	-	2.4	0.8	1.6

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Instrument	2024	2023	2024	2023
Euro Notes	$8.5	$(4.6)	$32.9	$(23.8)
Cross-currency interest rate swaps	25.3	8.2	71.4	3.7
	$33.8	$3.6	$104.3	$(20.1)

12. Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Additionally, tax laws continue to undergo rapid changes in both application and interpretation by various countries, including state aid interpretations and initiatives led by the Organisation for Economic Cooperation and Development ("OECD"). Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events. Management’s best estimate of such change is within the range of a $120 million decrease to a $20 million increase.

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

In the three and six-month periods ended June 30, 2024, our effective tax rate (“ETR”) was 19.6 percent for each period, compared to 24.2 percent and 21.5 percent in the three and six-month periods ended June 30, 2023, respectively. The 19.6 percent ETR in each of the three and six-month periods ended June 30, 2024, were primarily driven by our mix of earnings between U.S. and foreign locations. The 24.2 percent and 21.5 percent ETR in the three and six-month periods ended June 30, 2023, respectively, were primarily driven by the reorganization of the ownership structure of certain wholly-owned subsidiaries in the second quarter of 2023. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which generally have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union adoption of Pillar Two proposals which began to take effect in 2024; the outcome of various federal, state and foreign audits, appeals, and litigation; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

13. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Weighted average shares outstanding for basic net earnings per share	205.7	208.6	205.4	209.0
Effect of dilutive stock options and other equity awards	0.7	1.3	0.9	1.1
Weighted average shares outstanding for diluted net earnings per share	206.4	209.9	206.3	210.1

During the three and six-month periods ended June 30, 2024, an average of 2.9 million options and 2.3 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive. During the three and six-month periods ended June 30, 2023, an average of 1.9 million and 2.0 million options, respectively, to purchase shares of common stock were not included for the same reason.

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

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Americas	$1,199.3	$1,156.2	$636.9	$619.9
EMEA	432.4	402.9	149.7	132.0
Asia Pacific	310.3	310.5	121.1	115.3
Total	$1,942.0	$1,869.6
Corporate items			(412.4)	(399.4)
Intangible asset amortization			(144.0)	(138.2)
Operating profit			$351.3	$329.6

	Net Sales		Operating Profit
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Americas	$2,385.8	$2,297.5	$1,276.2	$1,228.8
EMEA	877.2	828.5	302.7	281.5
Asia Pacific	568.3	574.6	214.4	205.5
Total	$3,831.2	$3,700.6
Corporate items			(890.0)	(787.3)
Intangible asset amortization			(286.1)	(271.6)
Operating profit			$617.2	$656.9

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

We recognize litigation-related charges and gains in Selling, general and administrative expense on our condensed consolidated statement of earnings. During the three and six-month periods ended June 30, 2024, we recognized $3.4 million and $4.4 million, respectively, of net litigation-related charges. During the three and six-month periods ended June 30, 2023, we recognized a net litigation-related gain of $2.2 million and net litigation-related charges of $1.1 million, respectively. At June 30, 2024 and December 31, 2023, accrued litigation liabilities were $208.2 million and $244.1 million, respectively. These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies and not just the matters discussed below. The ultimate cost of litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on our financial condition and results of operations.

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

Other Contingencies

Contractual obligations: We have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $395 million.

16. Subsequent Event

Subsequent to June 30, 2024, we signed a definitive agreement to acquire 100 percent of OrthoGrid Systems, Inc (“OrthoGrid”), a privately-held medical technology company. OrthoGrid provides us an artificial intelligence-powered, fluoroscopy-based surgical assistance platform for total hip replacement as well as two additional orthopedic applications. This acquisition is subject to customary closing conditions, and is expected to be completed by the end of the fourth quarter of 2024. Additional information on the OrthoGrid acquisition has not been provided because it is not expected to have a material effect on our financial position, results of operations or cash flows.

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

Executive Level Overview

Results for the Three and Six-Month Periods ended June 30, 2024

In the three and six-month periods ended June 30, 2024, our net sales increased 3.9 percent and 3.5 percent, respectively, when compared to the same prior year periods. Net sales growth in both periods was driven by a combination of market growth, new product introductions and commercial execution across the organization. These favorable items were tempered by negative effects of 1.7 percent and 1.5 percent from changes in foreign currency exchange rates in the three and six-month periods ended June 30, 2024, respectively.

Our net earnings were $242.8 million and $415.2 million in the three and six-month periods ended June 30, 2024, respectively, compared to $209.6 million and $442.1 million in the same prior year periods, respectively. The increase in earnings in the three-month period was due to the net sales increase, lower expenses due to our 2023 Restructuring Plan and cost savings initiatives, and lower research and development ("R&D") spending on the European Union Medical Device Regulation ("EU MDR"). The decline in earnings in the six-month period was primarily due to charges from our 2023 Restructuring Plan which was instituted at the end of 2023 and continued into 2024, including $81.1 million in employee termination benefits-related charges recognized in the six-month period ended June 30, 2024. The additional costs from our 2023 Restructuring Plan were partially offset by higher net sales, lower expenses due to cost savings initiatives, and lower R&D spending on the EU MDR.

2024 Outlook

We expect year-over-year revenue growth of mid-single digits in 2024 to be driven by a combination of market growth, new product introductions, commercial execution and continued improvements in product supply. Based on recent foreign currency exchange rates, we expect foreign currency to negatively affect year-over-year net sales by approximately 1.0 percent. We estimate operating profit will increase in 2024 when compared to 2023 due to higher net sales, leverage from fixed operating expenses and lower expenses due to our restructuring plans. However, we estimate these favorable items may be partially offset by higher intangible asset amortization and increased restructuring-related costs to implement our plans. We estimate our net interest expense will increase slightly due to higher interest rates. We expect our provision for income taxes will increase in 2024 when compared to 2023 due to the non-reoccurrence of favorable tax settlements.

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

Net Sales by Geography

The following tables present our net sales by geography and the percentage changes (dollars in millions):

	Three Months Ended
	June 30,
	2024	2023	% Inc
United States	$1,106.2	$1,068.9	3.5%
International	835.8	800.7	4.4
Total	$1,942.0	$1,869.6	3.9

	Six Months Ended
	June 30,
	2024	2023	% Inc
United States	$2,205.4	$2,129.2	3.6%
International	1,625.8	1,571.4	3.5
Total	$3,831.2	$3,700.6	3.5

Net Sales by Product Category

The following tables present our net sales by product category and the percentage changes (dollars in millions):

	Three Months Ended
	June 30,
	2024	2023	% Inc
Knees	$801.1	$771.4	3.9%
Hips	506.5	504.3	0.4
S.E.T.	469.5	442.7	6.1
Other	164.9	151.2	9.1
Total	$1,942.0	$1,869.6	3.9

	Six Months Ended
	June 30,
	2024	2023	% Inc
Knees	$1,589.3	$1,533.9	3.6%
Hips	997.6	997.1	-
S.E.T.	922.1	876.1	5.2
Other	322.2	293.5	9.8
Total	$3,831.2	$3,700.6	3.5

The following tables present our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Inc / (Dec)	2024	2023	% Inc / (Dec)
Knees
United States	$441.2	$437.7	0.8%	$899.3	$885.9	1.5%
International	359.9	333.7	7.8	690.0	648.0	6.5
Total	$801.1	$771.4	3.9	$1,589.3	$1,533.9	3.6
Hips
United States	$259.0	$254.3	1.8%	$513.8	$506.6	1.4%
International	247.5	250.0	(1.0)	483.8	490.5	(1.4)
Total	$506.5	$504.3	0.4	$997.6	$997.1	-

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had positive effects of 4.8 percent and 4.5 percent on year-over-year sales during the three and six-month periods ended June 30, 2024, respectively. Market growth and new product introductions contributed positively to volume and mix trends.

Pricing Trends

Global selling prices had positive effects of 0.8 percent and 0.5 percent on year-over-year sales during the three and six-month periods ended June 30, 2024, respectively. The majority of countries in which we operate continue to experience pricing pressure from local hospitals, health systems, and governmental healthcare cost containment efforts. However, we have had success in offsetting negative effects of pricing pressure due to internal initiatives and being able to pass some inflationary impacts on to customers.

Foreign Currency Exchange Rates

For the three and six-month periods ended June 30, 2024, changes in foreign currency exchange rates had negative effects of 1.7 percent and 1.5 percent on year-over-year sales, respectively. If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a negative impact of approximately 1.0 percent on full-year 2024 sales.

Geography

The 3.5 percent and 3.6 percent net sales growth in the U.S. in the three and six-month periods ended June 30, 2024, respectively, were driven by market growth and sales of our ROSA® Robot. Internationally, net sales increased by 4.4 percent and 3.5 percent during the three and six-month periods ended June 30, 2024, respectively, when compared to the same prior year periods. These increases were similarly driven by market growth in most of our international markets and by the timing of certain export sales. Our International sales were negatively affected by 4.1 percent and 3.5 percent due to changes in foreign currency exchange rates in the three and six-month periods ended June 30, 2024, respectively.

Product Categories

Knees and Hips net sales benefited from market growth and new product introductions in the three and six-month periods ended June 30, 2024. However, Knees and Hips net sales were negatively affected by 1.6 percent and 2.4 percent, respectively, in the three-month period ended June 30, 2024, and were negatively affected by 1.3 percent and 2.1 percent, respectively, in the six-month period ended June 30, 2024 due to changes in foreign currency exchange rates. S.E.T. net sales increases in the three and six-month periods ended June 30, 2024 were primarily the result of growth in our sports medicine, upper extremities, and craniomaxillofacial and thoracic products. Other net sales grew in the three and six-month periods ended June 30, 2024, driven by net sales for our ROSA Robot.

Expenses as a Percentage of Net Sales

	Three Months Ended			Six Months Ended
	June 30,		% Inc /	June 30,		% Inc /
	2024	2023	(Dec)	2024	2023	(Dec)
Cost of products sold, excluding intangible asset amortization	28.5%	28.1%	0.4%	27.8%	27.7%	0.1%
Intangible asset amortization	7.4	7.4	-	7.5	7.3	0.2
Research and development	5.6	6.3	(0.7)	5.7	6.2	(0.5)
Selling, general and administrative	38.0	38.8	(0.8)	38.5	39.0	(0.5)
Restructuring and other cost reduction initiatives	2.1	1.3	0.8	4.3	1.8	2.5
Acquisition, integration, divestiture and related	0.3	0.4	(0.1)	0.1	0.2	(0.1)
Operating profit	18.1	17.6	0.5	16.1	17.8	(1.7)

Cost of products sold, excluding intangible asset amortization as a percentage of net sales increased in the three and six-month periods ended June 30, 2024 when compared to the same prior year periods. The increases were primarily due to higher excess and obsolete inventory charges and higher manufacturing costs. These higher costs were partially offset by lower royalty expense. The reduction in royalty expense was partially the result of agreements we entered into in 2023 to acquire intellectual property through the buyout of certain licensing arrangements, which are recognized as intangible assets and result in additional intangible asset amortization expense instead of royalty expense.

Intangible asset amortization expense increased in amount in the three and six-month periods ended June 30, 2024 compared to the same prior year periods due to the 2023 acquisitions, the buyout of certain royalty-related licensing agreements as described above and other technology-based asset purchases.

R&D expenses decreased in amount and as a percentage of net sales in the three and six-month periods ended June 30, 2024 when compared to the same prior year periods. The decreases were driven by lower spending on our initial compliance with the EU MDR as we continue to make progress on the approvals of our products, and lower expenses due to our 2023 Restructuring Plan.

Selling, general and administrative (“SG&A”) expenses increased in amount, but decreased as a percentage of net sales in the three and six-month periods ended June 30, 2024 when compared to the same prior year periods. The increase in expenses was due to selling and distribution costs that are variable expenses which increase as net sales increase. Additionally, we recognized higher bad debt-related charges driven by a bankruptcy at a significant U.S. healthcare system, instrument-related costs were higher due to new product introductions, and we recognized higher charges on various strategic initiatives. These higher costs were partially offset by lower expenses due to our 2023 Restructuring Plan and lower expenses from our cost savings initiatives.

In December of 2023, 2021 and 2019, we initiated global restructuring programs. We also have other cost reduction and optimization initiatives that have the goal of reducing costs across the organization. We recognized expenses of $41.5 million and $165.9 million in the three and six-month periods ended June 30, 2024, respectively, and $24.4 million and $66.3 million in the three and six-month periods ended June 30, 2023, respectively, primarily related to employee termination benefits, sales agent contract terminations, and consulting and project management expenses associated with these programs. The expenses were higher in the 2024 periods when compared to the 2023 periods primarily due to additional expenses related to the 2023 Restructuring Plan that had just been initiated at the end of 2023. For more information regarding these expenses, see Note 4 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Acquisition, integration, divestiture and related expenses decreased in amount and as a percentage of net sales in the three and six-month periods ended June 30, 2024 when compared to the same prior year periods, primarily due to the timing of changes in fair value estimates of contingent consideration.

Other Income (Expense), Net, Interest Expense, Net, and Income Taxes

In the three and six-month periods ended June 30, 2024, we recognized gains of $2.0 million and $1.9 million, respectively, in our other income (expense), net financial statement line item compared to a loss of $1.2 million and gain of $6.5 million in the same prior year periods, respectively. The year-over-year changes in the three and six-month periods were the result of lower net losses from changes in foreign currency exchange rates in the current year periods compared to the same prior year periods in addition to losses recognized on our equity investments in the current year periods compared to gains recognized in the prior year periods.

Interest expense, net, decreased in the three-month period and increased in the six-month period ended June 30, 2024 when compared to the same prior year periods. Our interest expense, net, has been favorably impacted by new borrowings at lower interest rates that replaced previous borrowings, and unfavorably impacted by increased losses incurred on our fixed-to-variable interest rate swaps in the current year periods.

In the three and six-month periods ended June 30, 2024, our effective tax rate (“ETR”) was 19.6 percent for each period, compared to 24.2 percent and 21.5 percent in the three and six-month periods ended June 30, 2023, respectively. The 19.6 percent ETR in each of the three and six-month periods ended June 30, 2024, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations. The 24.2 percent and 21.5 percent ETR in the three and six-month periods ended June 30, 2023, respectively, were primarily driven by the reorganization of the ownership structure of certain wholly-owned subsidiaries in the second quarter of 2023. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which generally have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union adoption of Pillar Two proposals which began to take effect in 2024; the outcome of various federal, state and foreign audits, appeals, and litigation; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023	2024	2023
Americas	$1,199.3	$1,156.2	$636.9	$619.9	53.1%	53.6%
EMEA	432.4	402.9	149.7	132.0	34.6	32.8
Asia Pacific	310.3	310.5	121.1	115.3	39.0	37.1

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023	2024	2023
Americas	$2,385.8	$2,297.5	$1,276.2	$1,228.8	53.5%	53.5%
EMEA	877.2	828.5	302.7	281.5	34.5	34.0
Asia Pacific	568.3	574.6	214.4	205.5	37.7	35.8

Americas

In the Americas, operating profit increased in the three and six-month periods ended June 30, 2024 when compared to the same prior year periods. Operating profit as a percentage of net sales declined in the three-month period ended June 30, 2024 and was flat in the six-month period ended June 30, 2024, when compared to the same prior year periods. The increases in operating profit were primarily due to higher net sales driven by market growth and new product introductions, coupled with lower royalty expense as a result of agreements we entered into in 2023 to acquire intellectual property through the buyout of certain licensing arrangements. However, operating profit as a percentage of net sales declined in the three-month period and did not improve in the six-month period due to higher bad debt-related charges in the current year periods driven by a bankruptcy at a significant U.S. healthcare system.

EMEA

In EMEA, operating profit and operating profit as a percentage of net sales increased in the three and six-month periods ended June 30, 2024 when compared to the same prior year periods. The increases were due to higher net sales driven by market growth, improved pricing and timing of certain export sales, lower expenses driven by our 2023 Restructuring Plan and cost savings initiatives, and reduced royalty expense as a result of agreements we entered into in 2023 to acquire intellectual property through the buyout of certain licensing arrangements.

Asia Pacific

In Asia Pacific, operating profit and operating profit as a percentage of net sales increased in the three and six-month periods ended June 30, 2024 when compared to the same prior year periods. In Asia Pacific, changes in foreign currency exchange rates have had a larger impact on our results than in our other operating segments. While net sales declined in the three and six-month periods ended June 30, 2024 when compared to the same prior year periods due to changes in foreign currency exchange rates, the negative net sales impact was partially offset by higher hedge gains recognized in the current year periods from our hedging program. As a result, net sales volume growth, lower royalty expense as a result of agreements we entered into in 2023 to acquire intellectual property through the buyout of certain licensing arrangements, and lower expenses driven by our 2023 Restructuring Plan resulted in higher operating profit and operating profit as a percentage of sales in Asia Pacific in the 2024 periods.

Liquidity and Capital Resources

As of June 30, 2024, we had $420.1 million in cash and cash equivalents. In addition, we had $1.0 billion available to borrow under our 2024 364-Day Credit Agreement, and $1.5 billion available under our 2024 Five-Year Revolving Facility. The terms of the 2024 364-Day Credit Agreement and the 2024 Five-Year Revolving Facility are described further in Note 8 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Sources of Liquidity

Cash flows provided by operating activities were $597.4 million in the six-month period ended June 30, 2024, compared to $655.6 million in the same prior year period. The decrease in the 2024 period was driven by higher bonus, income tax and restructuring-related payments in the 2024 period.

Cash flows used in investing activities were $442.0 million in the six-month period ended June 30, 2024, compared to $392.5 million in the same prior year period. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio, including new product introductions, optimization of our manufacturing and logistics networks, and investments in enterprise resource planning software. The decline in property, plant and equipment additions was driven by lower enterprise resource planning software spend as that project was getting closer to being fully implemented, in addition to the prior year period including investment in a corporate aircraft which did not recur in the current year period. In addition, in the six-month period ended June 30, 2024 we entered into agreements to acquire the ownership rights or gain access to various technologies that were recognized as intangible assets, acquired two businesses and invested in a debt security.

Cash flows used in financing activities were $142.0 million in the six-month period ended June 30, 2024, compared to $316.1 million in the same prior year period. In the 2024 period, we borrowed a net $115.0 million under our Uncommitted Credit Facility and used those proceeds, along with cash on hand, to repurchase $199.5 million of our common stock. In the 2023 period, we borrowed a net $145.0 million under our revolving credit facilities and used those proceeds, along with cash on hand, to repurchase $281.9 million of our common stock. We also repaid $120.2 million of other debt obligations that were due in the first quarter of 2023.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of June 30, 2024, $388.9 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $44.0 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The remaining amount is denominated in currencies of the various countries where we operate. We generally intend to limit distributions from foreign subsidiaries earnings that were previously taxed in the U.S., as a result of the transition tax or tax on Global Intangible Low-Taxed Income (“GILTI”). These previously taxed earnings would not be subject to further U.S. federal tax.

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

Material Cash Requirements from Known Contractual and Other Obligations

At June 30, 2024, we had outstanding debt of $5,834.7 million, of which $1,878.0 million was classified as current debt. Of our current debt, $850.0 million of senior notes mature on November 22, 2024, $863.0 million of senior notes mature April 1, 2025, and the remaining $165.0 million was outstanding under our Uncommitted Credit Facility which we expect to repay during 2024. We believe we can satisfy these debt obligations with cash generated from our operations, by issuing new debt and/or by borrowing on our committed revolving credit facilities.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 8 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In February and May 2024, our Board of Directors declared a quarterly cash dividend of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In February 2016, our Board of Directors authorized a $1.0 billion share repurchase program effective March 1, 2016, which expired on May 29, 2024. In May 2024, our Board of Directors authorized a $2.0 billion share repurchase program effective May 29, 2024, with no expiration date. In the three-month period ended June 30, 2024, we repurchased approximately 0.9 million shares for $95.4 million. As of June 30, 2024, $1,904.6 million remained authorized under the May 2024 program. Between July 1, 2024 and August 5, 2024, we repurchased an additional 1.9 million shares for $207.0 million, resulting in $1,697.6 million remaining authorized under the May 2024 program as of August 5, 2024. We used cash on hand and additional borrowings under Uncommitted Credit Facility to fund these repurchases.

As discussed in Note 4 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, we are executing on a 2023 Restructuring Plan, a 2021 Restructuring Plan and a 2019 Restructuring Plan. The 2023 Restructuring Plan along with other related initiatives is expected to result in total pre-tax charges of $120 million to $135 million by the end of 2025, of which approximately $107 million was incurred through June 30, 2024. We expect to reduce gross annual pre-tax operating expenses by $175 million to $200 million relative to the 2023 baseline expenses by the end of 2025 as program benefits under the 2023 Restructuring Plan are realized. The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $180 million by the end of 2024, of which approximately $170 million was incurred through June 30, 2024. We expect to reduce gross annual pre-tax operating expenses by approximately $190 million relative to the 2021 baseline expenses by the end of 2024 as program benefits under the 2021 Restructuring Plan are realized. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $370 million by the end of 2025, of which approximately $341 million was incurred through June 30, 2024. In our original estimates, we expected to reduce gross annual pre-tax operating expenses by approximately $180 million to $280 million relative to the 2019 baseline expenses by the end of 2023 as benefits under the 2019 Restructuring Plan were realized. Our latest estimates indicate that we will be near the low end of that range, and the full benefits will not be realized until we complete the closure of a manufacturing facility, which is expected to occur in 2025.

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

As discussed in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters. We estimate the total liabilities for all litigation matters was $208.2 million as of June 30, 2024. However, litigation is inherently uncertain, and upon resolution of any of these uncertainties, we may incur charges in excess of these estimates, and may in the future incur other material judgments or enter into other material settlements of claims. We expect to pay these liabilities over the next few years. Additionally, we have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $395 million.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 2 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

The preparation of our financial statements is affected by the selection and application of accounting policies and methods, and also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three-month period ended June 30, 2024 to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
•
the effects of business disruptions affecting us, our suppliers, customers or payors, either alone or in combination with other risks on our business and operations;
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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In July 2024 we implemented a new enterprise resource planning ("ERP") software system for a significant portion of our U.S. and Canada sales operations. The new ERP replaced our existing order entry, fulfillment and financial systems, resulting in material changes to our business processes and internal controls. Our implementation planning process was designed to identify and implement appropriate internal control processes for any changes that occurred. We will continue to monitor and assess the impacts from the new ERP system on our internal controls throughout the quarter ending September 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes repurchases of common stock settled during the three-month period ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program(1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
April 2024	-	$-	-	$67,828,222
May 2024	-	-	-	2,000,000,000
June 2024	888,000	107.43	888,000	1,904,602,369
Total	888,000	$107.43	888,000	$1,904,602,369

(1) In February 2016, our Board of Directors authorized a $1.0 billion share repurchase program effective March 1, 2016, which authorization expired on May 29, 2024. In May 2024, our Board of Directors authorized a $2.0 billion share repurchase program effective May 29, 2024, with no expiration date. Subsequent to June 30, 2024 through August 5, 2024, we repurchased an additional 1.9 million shares for $207.0 million, resulting in $1,697.6 million remaining authorized under the May 2024 program as of August 5, 2024.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three-month period ended June 30, 2024, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in rules of the Securities and Exchange Commission.

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

10.1

Zimmer Biomet Holdings, Inc. Employee Stock Purchase Plan, as amended and restated effective May 10, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 15, 2024)

10.2

Five-Year Revolving Credit Agreement, dated as of June 28, 2024, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 1, 2024)

10.3

364-Day Revolving Credit Agreement, dated as of June 28, 2024, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 1, 2024)

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

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: August 7, 2024	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Chief Financial Officer and Executive Vice President - Finance, Operations and Supply Chain
(Principal Financial Officer)

Date: August 7, 2024	By:	/s/ Paul Stellato
Paul Stellato
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)