Form 10-Q
period 2024-09-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2024-10-30
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

As of October 25, 2024, 199,073,712 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2024

Part I – Financial Information

Item 1. Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Sales	$1,824.2	$1,753.6	$5,655.4	$5,454.1
Cost of products sold, excluding intangible asset amortization	538.6	518.6	1,604.5	1,545.0
Intangible asset amortization	148.2	145.0	434.3	416.6
Research and development	111.6	116.9	328.9	345.4
Selling, general and administrative	709.7	674.9	2,182.9	2,116.6
Restructuring and other cost reduction initiatives	32.2	24.3	198.1	90.6
Acquisition, integration, divestiture and related	4.4	7.3	9.9	16.4
Operating expenses	1,544.7	1,487.0	4,758.6	4,530.6
Operating Profit	279.5	266.6	896.7	923.5
Other income, net	5.1	3.8	7.0	10.3
Interest expense, net	(54.3)	(51.1)	(156.1)	(150.9)
Earnings before income taxes	230.3	219.2	747.6	782.8
(Benefit) provision for income taxes	(18.9)	56.4	82.5	177.4
Net Earnings	249.2	162.8	665.1	605.4
Less: Net earnings attributable to noncontrolling interest	0.2	0.2	0.8	0.6
Net Earnings of Zimmer Biomet Holdings, Inc.	$249.1	$162.7	$664.3	$604.8

Earnings Per Common Share
Basic	$1.23	$0.78	$3.25	$2.89
Diluted	$1.23	$0.77	$3.24	$2.88
Weighted Average Common Shares Outstanding
Basic	202.3	208.9	204.4	209.0
Diluted	203.0	210.0	205.2	210.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Earnings of Zimmer Biomet Holdings, Inc.	$249.1	$162.7	$664.3	$604.8
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	61.1	(22.7)	21.2	(36.7)
Unrealized cash flow hedge (losses) gains, net of tax	(49.9)	33.8	22.8	89.7
Reclassification adjustments on hedges, net of tax	(17.1)	(19.1)	(52.9)	(57.4)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(1.1)	(0.7)	(2.3)	(2.8)
Total Other Comprehensive Income (Loss)	(7.0)	(8.7)	(11.2)	(7.2)
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$242.1	$154.0	$653.1	$597.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$569.0	$415.8
Accounts receivable, less allowance for credit losses	1,481.5	1,442.4
Inventories	2,368.7	2,385.2
Prepaid expenses and other current assets	444.8	366.1
Total Current Assets	4,864.0	4,609.5
Property, plant and equipment, net	2,107.2	2,060.4
Goodwill	8,912.3	8,818.5
Intangible assets, net	4,665.3	4,856.4
Other assets	1,171.6	1,152.1
Total Assets	$21,720.3	$21,496.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$322.4	$410.6
Other current liabilities	1,536.0	1,546.9
Current portion of long-term debt	1,713.0	900.0
Total Current Liabilities	3,571.3	2,857.4
Other long-term liabilities	1,028.1	1,283.4
Long-term debt	4,737.7	4,867.9
Total Liabilities	9,337.1	9,008.7
Commitments and Contingencies (Note 15)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 317.4 million shares as of September 30, 2024 (316.2 million as of December 31, 2023) issued	3.2	3.2
Paid-in capital	10,017.5	9,846.1
Retained earnings	10,903.7	10,384.5
Accumulated other comprehensive loss	(202.2)	(191.0)
Treasury stock, 117.8 million shares as of September 30, 2024 (110.6 million as of December 31, 2023)	(8,347.5)	(7,562.3)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,374.7	12,480.5
Noncontrolling interest	8.5	7.7
Total Stockholders' Equity	12,383.2	12,488.1
Total Liabilities and Stockholders' Equity	$21,720.3	$21,496.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity

Balance July 1, 2024	317.2	$3.2	$9,974.9	$10,702.5	$(195.2)	(112.3)	$(7,744.3)	$8.4	$12,749.4
Net earnings	-	-	-	249.1	-	-	-	0.2	249.3
Other comprehensive loss	-	-	-	-	(7.0)	-	-	-	(7.0)
Cash dividends declared ($0.24 per share)	-	-	-	(47.9)	-	-	-	-	(47.9)
Stock compensation plans	0.2	-	42.6	-	-	-	-	-	42.6
Share repurchases	-	-	-	-	-	(5.5)	(603.3)	-	(603.3)
Balance September 30, 2024	317.4	$3.2	$10,017.5	$10,903.7	$(202.2)	(117.8)	$(8,347.5)	$8.5	$12,383.2

Balance July 1, 2023	315.8	$3.2	$9,766.0	$9,902.3	$(177.8)	(107.0)	$(7,122.2)	$7.1	$12,378.6
Net earnings	-	-	-	162.7	-	-	-	0.2	162.9
Other comprehensive loss	-	-	-	-	(8.7)	-	-	-	(8.7)
Cash dividends declared ($0.24 per share)	-	-	-	(50.1)	-	-	-	-	(50.1)
Stock compensation plans	0.2	-	35.4	-	-	-	-	-	35.4
Balance September 30, 2023	316.0	$3.2	$9,801.4	$10,014.9	$(186.5)	(107.0)	$(7,122.2)	$7.2	$12,518.0

Balance January 1, 2024	316.2	$3.2	$9,846.1	$10,384.5	$(191.0)	(110.6)	$(7,562.3)	$7.7	$12,488.1
Net earnings	-	-	-	664.3	-	-	-	0.8	665.1
Other comprehensive loss	-	-	-	-	(11.2)	-	-	-	(11.2)
Cash dividends declared ($0.72 per share)	-	-	-	(146.5)	-	-	-	-	(146.5)
Stock compensation plans	1.0	-	148.0	1.4	-	-	1.4	-	150.8
Embody, Inc. acquisition consideration	0.2	-	23.4	-	-	-	-	-	23.4
Share repurchases	-	-	-	-	-	(7.2)	(786.7)	-	(786.7)
Balance September 30, 2024	317.4	$3.2	$10,017.5	$10,903.7	$(202.2)	(117.8)	$(8,347.5)	$8.5	12,383.2

Balance January 1, 2023	313.8	$3.1	$9,504.4	$9,559.3	$(179.3)	(104.8)	$(6,867.2)	$6.7	$12,027.0
Net earnings	-	-	-	604.8	-	-	-	0.6	605.4
Other comprehensive loss	-	-	-	-	(7.2)	-	-	-	(7.2)
Cash dividends declared ($0.72 per share)	-	-	-	(150.6)	-	-	-	-	(150.6)
Stock compensation plans	1.0	-	148.9	1.4	-	-	1.0	-	151.3
Embody, Inc. acquisition consideration	1.2	0.1	150.4	-	-	-	-	-	150.5
Share repurchases	-	-	(2.3)	-	-	(2.2)	(256.0)	-	(258.3)
Balance September 30, 2023	316.0	$3.2	$9,801.4	$10,014.9	$(186.5)	(107.0)	$(7,122.2)	$7.2	$12,518.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows provided by (used in) operating activities:
Net earnings	$665.1	$605.4
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	732.7	710.5
Share-based compensation	79.9	74.5
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(181.2)	23.4
Receivables	(40.1)	15.5
Inventories	(38.0)	(212.2)
Accounts payable and accrued liabilities	(204.7)	(219.5)
Other assets and liabilities	(20.5)	(4.5)
Net cash provided by operating activities	993.1	993.2
Cash flows provided by (used in) investing activities:
Additions to instruments	(188.4)	(232.8)
Additions to other property, plant and equipment	(152.3)	(228.3)
Net investment hedge settlements	19.3	27.2
Business combination investments, net of acquired cash	(116.3)	(32.9)
Acquisition of intangible assets	(119.6)	(98.4)
Other investing activities	(39.7)	7.0
Net cash used in investing activities	(596.9)	(558.1)
Cash flows provided by (used in) financing activities:
Net payments on revolving facilities	(50.0)	(20.0)
Proceeds from senior notes	700.0	-
Redemption of senior notes	-	(86.3)
Payment on term loan	-	(33.9)
Dividends paid to stockholders	(148.0)	(150.7)
Proceeds from employee stock compensation plans	81.6	81.8
Business combination contingent consideration payments	(3.5)	(10.3)
Deferred business combination payments	(8.8)	(4.0)
Repurchase of common stock	(795.8)	(281.9)
Other financing activities	(19.4)	(6.8)
Net cash used in financing activities	(243.9)	(512.1)
Effect of exchange rates on cash and cash equivalents	1.0	(6.5)
Change in cash and cash equivalents	153.3	(83.5)
Cash and cash equivalents, beginning of year	415.8	375.7
Cash and cash equivalents, end of period	$569.0	$292.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in Exhibit 99.1 to our Current Report on Form 8-K filed on August 7, 2024. In the quarter ended March 31, 2024, the segment operating profit measures that our chief operating decision maker reviews were revised. These revisions did not result in a change to our operating segments, or to our reportable segments. Rather, certain costs were recast among our business units, resulting in changes to the operating profit measures of our operating segments. Certain product category headquarter costs, primarily research and development and marketing, that were previously in our Americas operating segment are now included in Corporate items, and certain support function costs from our operating segments are now included in Corporate items. Corporate items are not considered an operating segment or a reportable segment. The Current Report on Form 8-K filed on August 7, 2024 was filed solely to recast financial information and related disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2023 to reflect changes to the operating profit measures of our operating segments.

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

3. Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
United States	$1,052.3	$1,031.4	$3,257.7	$3,160.6
International	771.9	722.2	2,397.7	2,293.5
Total	$1,824.2	$1,753.6	$5,655.4	$5,454.1

Net sales by product category are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Knees	$745.1	$706.3	$2,334.3	$2,240.1
Hips	481.5	465.3	1,479.1	1,462.5
S.E.T.	454.2	423.2	1,376.4	1,299.3
Other	143.4	158.8	465.6	452.2
Total	$1,824.2	$1,753.6	$5,655.4	$5,454.1

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

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended September 30, 2024	$2.1	$0.1	$0.8	$3.0

Balance, December 31, 2023	$9.2	$-	$5.0	$14.2
Expenses incurred in the nine months ended September 30, 2024	83.2	3.1	10.7	97.0
Cash payments	(61.0)	(1.6)	(9.9)	(72.5)
Foreign currency exchange rate changes	0.8	-	0.2	1.0
Non-cash activity	-	-	1.7	1.7
Balance, September 30, 2024	$32.2	$1.5	$7.7	$41.4

Expense incurred since the start of the 2023 Restructuring Plan	$92.4	$3.1	$14.3	$109.8

Expense estimated to be recognized for the 2023 Restructuring Plan	$93.0	$10.0	$17.0	$120.0

In December 2021, our management approved a global restructuring program (the “2021 Restructuring Plan”) intended to further reduce costs and to reorganize our global operations in preparation for the spinoff of ZimVie. The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $173 million. The pre-tax restructuring charges consist of employee termination benefits; contract terminations for sales agents; and other charges, such as consulting fees and project management expenses. The expenses incurred under our 2021 Restructuring Plan are reported in our “Restructuring and other cost reduction initiatives” financial statement line item. The following table summarizes the liabilities recognized related to the 2021 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended September 30, 2024	$0.1	$0.2	$0.5	$0.8

Balance, December 31, 2023	$4.2	$17.6	$2.9	$24.7
Expenses incurred in the nine months ended September 30, 2024	(1.0)	0.3	2.7	2.0
Cash payments	(1.4)	(7.5)	(2.9)	(11.8)
Balance, September 30, 2024	$1.8	$10.4	$2.7	$14.9

Expense incurred since the start of the 2021 Restructuring Plan	$58.1	$74.1	$38.9	$171.1

Expense estimated to be recognized for the 2021 Restructuring Plan	$58.1	$74.9	$40.0	$173.0

In December 2019, our Board of Directors approved, and we initiated, a global restructuring program (the “2019 Restructuring Plan”) with an objective of reducing structural costs to allow us to further invest in higher priority growth opportunities. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $400 million. The pre-tax restructuring charges consist of employee termination benefits; contract terminations for facilities and sales agents; and other charges, such as consulting fees, project management expenses and relocation costs, including costs to close a manufacturing facility. The remaining costs relate to the closure of a manufacturing facility, which is expected to be completed in 2025.

The following tables summarize the location on our condensed consolidated statement of earnings and type of cost for our 2019 Restructuring Plan (in millions):

	Three Months Ended September 30, 2024
	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Cost of products sold, excluding intangible asset amortization	$-	$-	$7.7	$7.7
Restructuring and other cost reduction initiatives	4.6	-	2.7	7.3
	$4.6	$-	$10.4	$15.0

	Nine Months Ended September 30, 2024
	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Cost of products sold, excluding intangible asset amortization	$-	$-	$8.6	$8.6
Restructuring and other cost reduction initiatives	20.8	-	8.2	29.0
	$20.8	$-	$16.8	$37.6

The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2023	$43.8	$5.6	$2.9	$52.3
Expenses incurred in the nine months ended September 30, 2024	20.8	-	16.8	37.6
Cash payments	(30.6)	(1.5)	(18.6)	(50.7)
Foreign currency exchange rate changes	2.2	-	-	2.2
Balance, September 30, 2024	$36.2	$4.1	$1.1	$41.4

Expense incurred since the start of the 2019 Restructuring Plan	$146.5	$35.0	$175.5	$357.0

Expense estimated to be recognized for the 2019 Restructuring Plan	$157.0	$35.0	$208.0	$400.0

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

5. Inventories

	September 30,	December 31,
	2024	2023
	(in millions)
Finished goods	$1,871.9	$1,831.2
Work in progress	188.6	246.5
Raw materials	308.2	307.5
Inventories	$2,368.7	$2,385.2

6. Property, Plant and Equipment

	September 30,	December 31,
	2024	2023
	(in millions)
Land	$19.0	$18.9
Buildings and equipment	2,308.4	2,245.9
Capitalized software costs	578.3	552.2
Instruments	3,748.2	3,748.6
Construction in progress	242.2	200.6
	6,896.1	6,766.2
Accumulated depreciation	(4,788.9)	(4,705.8)
Property, plant and equipment, net	$2,107.2	$2,060.4

We had $17.9 million and $30.8 million of property, plant and equipment included in accounts payable as of September 30, 2024 and December 31, 2023, respectively.

7. Acquisitions

On April 2, 2024, we completed the acquisition of all the outstanding shares of a third party orthopedics distributor in the EMEA market. Prior to the acquisition, the distributor sold our products to its customers. The acquisition is expected to improve our margins and allow us to better serve the end customers.

On April 29, 2024, we completed the acquisition of all the outstanding shares of V.I.M.S. Vidéo Interventionnelle Médicale Scientifique, a privately-held medical device company based in France, which expands our portfolio in the sports medicine market.

On August 16, 2024, we completed the acquisition of all the outstanding shares of a privately-held medical device company based in the United States, which expands our portfolio in the CMFT market.

Initial consideration related to these three acquisitions was $132.2 million with additional consideration up to $66.6 million, subject to the achievement of future regulatory milestones and commercial milestones. We determined the fair value of the additional consideration to be $26.5 million as of the acquisition dates.

The goodwill related to these acquisitions represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to these acquisitions is generated from the operational synergies, cross-selling opportunities and future development we expect to achieve from the technologies acquired. No goodwill is expected to be deductible for income tax purposes. The goodwill related to the April acquisitions is included in the EMEA operating segment and reporting unit. The goodwill related to the August acquisition is included in the Americas operating segment and the Americas CMFT reporting unit. The goodwill related to these acquisitions was the only significant activity related to our consolidated goodwill balance in the three and nine-month periods ended September 30, 2024, other than changes related to foreign currency exchange rate translation adjustments.

The purchase price allocations for the three acquisitions described above are preliminary as of September 30, 2024. We need additional time to evaluate the technology and tax attributes of those transactions, which may change the recognized intangible assets and tax assets and liabilities. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the respective acquisition dates.

The following table summarizes the estimates of fair value of the assets acquired and liabilities assumed related to the three acquisitions described above (in millions):

Current assets	$20.0
Intangible assets subject to amortization:
Technology	26.0
Trademarks and trade names	1.1
Customer relationships	38.5
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	7.0
Goodwill	84.7
Other assets	4.3
Total assets acquired	181.7
Current liabilities	7.6
Deferred income taxes	14.9
Other long-term liabilities	0.5
Total liabilities assumed	23.0
Net assets acquired	$158.7

The weighted average amortization periods selected for technology, trademarks and trade names and customer relationships were 10 years, 10 years and 9 years, respectively. Upon receiving regulatory approval subsequent to the applicable acquisition date, the $7.0 million of IPR&D was reclassified to a definite-lived intangible asset and began amortizing over the applicable estimated useful life.

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

On April 28, 2023, we completed the acquisition of all the outstanding shares of a privately-held orthopedics medical device company that expands our portfolio in the orthopedics market ("April 2023 acquisition"). The initial consideration consisted of $15.0 million of cash and includes consideration of up to $8.0 million in cash, subject to achieving future regulatory milestones.

On October 6, 2023, we completed the acquisition of all the outstanding shares of a privately-held orthopedics medical device company that provides us new surgical technology that can be used in procedures across multiple product categories (“October 2023 acquisition”). The initial consideration consisted of $42.2 million of cash and includes additional consideration of up to $33.0 million in cash contingent upon achieving certain commercial milestones based on sales growth over a three-year period. We assigned a fair value of $21.5 million for this contingent consideration as of the acquisition date. The estimated fair value of the contingent liability was calculated based on the probability of achieving the commercial milestones and discounting to present value the estimated payments.

On November 15, 2023, we completed the acquisition of a privately-held technology company by acquiring certain assets, liabilities and employees of the technology company (“November 2023 acquisition”). The November 2023 acquisition expands our technology and data capabilities and solutions across multiple product categories to better serve our customers. The initial consideration consisted of $60.7 million of cash and includes additional consideration of up to $20.0 million in cash contingent upon achieving a commercial milestone based on a certain sales target which must be achieved by December 31, 2025. We assigned a fair value of $15.0 million for this contingent consideration as of the acquisition date. The estimated fair value of the contingent liability was calculated based on the probability of achieving the commercial milestone and discounting to present value the estimated payment.

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

The purchase price allocations for the Embody acquisition, the October 2023 acquisition and the April 2023 acquisition were final as of September 30, 2024. The purchase price allocation for the November 2023 acquisition is preliminary as of September 30, 2024. We need additional time to evaluate the tax attributes of the transaction, which may change the recognized tax assets and liabilities. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the acquisition date.

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

In the three and nine-month periods ended September 30, 2024, there were no material adjustments to the preliminary values of any of the acquisitions.

We have not included pro forma information and certain other information under GAAP for any of the acquisitions described in this Note because they did not have a material impact on our financial position or results of operations.

In the nine-month period ended September 30, 2024, we recognized intangible assets of $164.8 million related to agreements we have entered into in order to acquire the ownership rights or gain access to various technologies. The weighted average amortization period selected for these intangible assets was 8 years. The contractual payments under these agreements are included in "Acquisition of intangible assets" in our condensed consolidated statements of cash flows. We have recognized current liabilities of approximately $60.0 million for the remaining portion of the payments which represents a noncash investing activity for the nine-month period ended September 30, 2024.

In the nine-month period ended September 30, 2023, we entered into agreements to acquire intellectual property rights through the buyout of certain licensing arrangements. These new agreements and the related payments replace the variable royalty payments that otherwise would have been due under the terms of previous licensing arrangements through 2030. These new agreements benefit us by expanding our ownership of intellectual property that we may use in the future. We recognized intangible assets of $80.5 million related to these agreements which will be amortized through 2030. The payments under these agreements have been included in "Acquisition of intangible assets" in our condensed consolidated statements of cash flows.

8. Debt

Our debt consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Current portion of long-term debt
Uncommitted Credit Facility	$-	$50.0
1.450% Senior Notes due 2024	850.0	850.0
3.550% Senior Notes due 2025	$863.0	$-
Total current portion of long-term debt	$1,713.0	$900.0
Long-term debt
3.550% Senior Notes due 2025	$-	$863.0
3.050% Senior Notes due 2026	600.0	600.0
5.350% Senior Notes due 2028	500.0	500.0
3.550% Senior Notes due 2030	257.5	257.5
2.600% Senior Notes due 2031	750.0	750.0
5.200% Senior Notes due 2034	700.0	-
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
2.425% (€500.0M) Euro Notes due 2026	558.1	552.3
1.164% (€500.0M) Euro Notes due 2027	558.1	552.3
Debt discount and issuance costs	(30.8)	(29.1)
Adjustment related to interest rate swaps	(121.8)	(144.7)
Total long-term debt	$4,737.7	$4,867.9

On August 15, 2024, we completed the offering of $700.0 million aggregate principal amount of our 5.200% Senior Notes due September 15, 2034. Interest is payable on these Senior Notes March 15 and September 15 of each year until maturity. We received net proceeds of $700.0 million.

In the nine-month period ended September 30, 2023, we redeemed $83.0 million outstanding principal amount on a short-term term loan by paying $33.9 million in cash and by transferring all our common shares we owned of a publicly traded company we previously spun-off. The transfer of the common shares as part of the settlement resulted in a $49.1 million noncash financing activity. In the nine-month period ended September 30, 2023 we also redeemed $86.3 million outstanding principal amount of our 3.700% Senior Notes due 2023.

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

The 2024 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets. The 2024 Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2024 Five-Year Credit Agreement as of September 30, 2024. As of September 30, 2024, there were no outstanding borrowings under the 2024 Five-Year Credit Agreement.

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

The 2024 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets. The 2024 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2024 364-Day Revolving Credit Agreement as of September 30, 2024. As of September 30, 2024, there were no outstanding borrowings under the 2024 364-Day Revolving Credit Agreement.

On August 28, 2023, we entered into an uncommitted facility letter (the "Uncommitted Credit Facility"), which provides that from time to time, we may request, and the lender in its absolute and sole discretion may provide, short-term loans. Borrowings under the Uncommitted Credit Facility may be used only for general corporate and working capital purposes. The Uncommitted Credit Facility provides that the aggregate principal amount of outstanding borrowings at any time shall not exceed $300.0 million. Each borrowing under the Uncommitted Credit Facility will mature on the maturity date specified by the lender at the time of the advance, which will be no more than 90 days following the date of the advance. The Uncommitted Credit Facility and borrowings thereunder are unsecured. Borrowings under the Uncommitted Credit Facility bear interest at floating rates, based upon either Term SOFR for the applicable interest period, the prime rate, or lender’s cost of funds, in each case, plus an applicable margin determined at the time of each borrowing. The Uncommitted Credit Facility includes customary affirmative and negative covenants and events of default for unsecured uncommitted financing arrangements. We were in compliance with all covenants under the Uncommitted Credit Facility as of September 30, 2024. As of September 30, 2024, there were no outstanding borrowings under the Uncommitted Credit Facility.

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

The estimated fair value of our senior notes, which includes our Euro notes, as of September 30, 2024, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $6,441.8 million.

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

The following table shows the changes in the components of AOCI gains (losses), net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2023	$(159.4)	$63.3	$(94.9)	$(191.0)
AOCI before reclassifications	21.2	22.8	-	44.0
Reclassifications to statements of earnings	-	(52.9)	(2.3)	(55.2)
Balance at September 30, 2024	$(138.2)	$33.2	$(97.2)	$(202.2)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location on
Component of AOCI	2024	2023	2024	2023	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$21.0	$23.3	$64.7	$69.9	Cost of products sold
Forward starting interest rate swaps	(0.2)	(0.1)	(0.6)	(0.5)	Interest expense, net
	20.8	23.2	64.1	69.4	Total before tax
	3.7	4.1	11.2	12.0	Provision for income taxes
	$17.1	$19.1	$52.9	$57.4	Net of tax
Defined benefit plans
Prior service cost and unrecognized actuarial loss	$0.7	$0.8	$2.0	$3.1	Other income, net
	(0.4)	0.1	(0.3)	0.3	Provision for income taxes
	$1.1	$0.7	$2.3	$2.8	Net of tax
Total reclassifications	$18.2	$19.8	$55.2	$60.2	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$34.9	(26.2)	$61.1	$19.7	(1.5)	$21.2
Unrealized cash flow hedge gains	(54.0)	(4.1)	(49.9)	33.5	10.7	22.8
Reclassification adjustments on cash flow hedges	(20.8)	(3.7)	(17.1)	(64.1)	(11.2)	(52.9)
Adjustments to prior service cost and unrecognized actuarial assumptions	(0.7)	0.4	(1.1)	(2.0)	0.3	(2.3)
Total Other Comprehensive Income (Loss)	$(40.6)	$(33.6)	$(7.0)	$(12.9)	$(1.7)	$(11.2)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(7.3)	$15.4	$(22.7)	$(26.2)	$10.5	$(36.7)
Unrealized cash flow hedge gains	40.5	6.7	33.8	108.3	18.6	89.7
Reclassification adjustments on cash flow hedges	(23.2)	(4.1)	(19.1)	(69.4)	(12.0)	(57.4)
Adjustments to prior service cost and unrecognized actuarial assumptions	(0.8)	(0.1)	(0.7)	(3.1)	(0.3)	(2.8)
Total Other Comprehensive Income (Loss)	$9.2	$17.9	$(8.7)	$9.6	$16.8	$(7.2)

10. Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of September 30, 2024
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$28.3	$-	$28.3	$-
Cross-currency interest rate swaps	18.2	-	18.2	-
Total Assets	$46.5	$-	$46.5	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$4.4	$-	$4.4	$-
Cross-currency interest rate swaps	66.2	-	66.2	-
Interest rate swaps	121.8	-	121.8	-
Contingent consideration related to acquisitions	142.7	-	-	142.7
Total Liabilities	$335.1	$-	$192.4	$142.7

	As of December 31, 2023
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$54.4	$-	$54.4	$-
Cross-currency interest rate swaps	5.4	-	5.4	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	0.4	-	0.4	-
Total Assets	$60.2	$-	$60.2	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$3.7	$-	$3.7	$-
Cross-currency interest rate swaps	68.1	-	68.1	-
Interest rate swaps	144.7	-	144.7	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.6	-	1.6	-
Contingent consideration related to acquisitions	141.7	-	-	141.7
Total Liabilities	$359.8	$-	$218.1	$141.7

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

Contingent payments related to the Embody acquisition are to be settled by issuance of our common stock and cash payments. The Embody acquisition is discussed in Note 7. During the nine-month period ended September 30, 2024, we issued 0.2 million shares of our common stock valued at $23.4 million and paid $1.5 million of cash for a commercial milestone related to the Embody acquisition. The fair value of common stock was determined to be $123.87 per share, which represented the average of our high and low stock prices on the settlement date. To minimize dilution from issuing shares for the milestone settlement, we repurchased 0.2 million shares of our common stock in February of 2024.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2023	$141.7
New contingent consideration related to acquisitions	26.5
Change in estimates	2.4
Settlements	(28.9)
Foreign currency impact	1.0
Ending balance September 30, 2024	$142.7

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

As of September 30, 2024 and December 31, 2023, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Long-term debt	$874.4	$851.3	$(121.8)	$(144.7)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes due 2045 we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering. The interest rate swaps were settled, and the remaining loss to be recognized at September 30, 2024 was $23.4 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

At September 30, 2024, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Euro 550 million, Japanese Yen 54.1 billion and Swiss Franc 125 million. These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated. We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings. The net cash received or paid related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows. In the nine-month period ended September 30, 2024, Euro 150 million of these cross-currency interest rate swaps matured at a loss of $10.0 million. In the nine-month period ended September 30, 2023, Euro 100 million and Swiss Franc 50 million of these cross-currency interest rate swaps matured at a gain of $6.0 million and loss of $3.0 million, respectively. The settlement of these gains and losses with the counterparties is reflected in investing cash flows in our condensed consolidated statements of cash flows and will remain in AOCI on our condensed consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts and options outstanding at September 30, 2024, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from October 2024 through February 2027. As of September 30, 2024, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,455.4 million. As of September 30, 2024, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $454.4 million.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one to three months to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency remeasurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. The net amount of these offsetting gains/losses is recorded in other income, net. Any outstanding contracts are recorded on the balance sheet at fair value as of the end of the reporting period. The notional amounts of these contracts are generally in a range of $1.25 billion to $1.75 billion per quarter.

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)					Amount of Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location on	September 30,		September 30,
Derivative Instrument	2024	2023	2024	2023	Statements of Earnings	2024	2023	2024	2023
Foreign exchange forward contracts	$(54.0)	$40.5	$33.5	$108.3	Cost of products sold	$21.0	$23.3	$64.7	$69.9
Forward starting interest rate swaps	-	-	-	-	Interest expense, net	(0.2)	(0.1)	(0.6)	(0.5)
	$(54.0)	$40.5	$33.5	$108.3		$20.8	$23.2	$64.1	$69.4

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at September 30, 2024, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $41.0 million, or $33.2 million after taxes, which is deferred in AOCI. A gain of $53.0 million, or $43.6 million after taxes, is expected to be reclassified to earnings in cost of products sold, and a loss of $0.7 million, or $0.6 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Cost of	Interest	Cost of	Interest	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$538.6	$(54.3)	$518.6	$(51.1)	$1,604.5	$(156.1)	$1,545.0	$(150.9)
The effects of fair value, cash flow and net investment hedging:
Gain (loss) on fair value hedging relationships
Interest rate swaps	-	(10.5)	-	(10.5)	-	(31.7)	-	(28.1)
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	21.0	-	23.3	-	64.7	-	69.9	-
Forward starting interest rate swaps	-	(0.2)	-	(0.1)	-	(0.6)	-	(0.5)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	7.7	-	8.2	-	24.1	-	25.4

Derivatives Not Designated as Hedging Instruments

The following gains (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended		Nine Months Ended
	Location on	September 30,		September 30,
Derivative Instrument	Statements of Earnings	2024	2023	2024	2023
Foreign exchange forward contracts	Other income, net	$(10.7)	$7.8	$10.5	$8.0

These gains/(losses) do not reflect offsetting gains of $7.0 million and losses of $9.3 million in the three-month periods ended September 30, 2024 and 2023, respectively, and offsetting losses of $17.2 million and $23.1 million in the nine-month periods ended September 30, 2024 and 2023, respectively, recognized in other income (expense), net as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of September 30, 2024 and December 31, 2023, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets. On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with substantially all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of September 30, 2024		As of December 31, 2023
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$38.4	Other current assets	$58.4
Foreign exchange forward contracts	Other assets	7.8	Other assets	17.2
Cross-currency interest rate swaps	Other assets	18.2	Other assets	5.4
Total asset derivatives		$64.4		$81.0

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$-	Other current assets	$1.2

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$13.0	Other current liabilities	$13.9
Cross-currency interest rate swaps	Other current liabilities	60.3	Other current liabilities	33.3
Foreign exchange forward contracts	Other long-term liabilities	9.3	Other long-term liabilities	11.0
Cross-currency interest rate swaps	Other long-term liabilities	5.9	Other long-term liabilities	34.8
Interest rate swaps	Other long-term liabilities	121.8	Other long-term liabilities	144.7
Total liability derivatives		$210.3		$237.7

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$-	Other current liabilities	$2.4

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of September 30, 2024			As of December 31, 2023
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$38.4	$12.2	$26.2	$58.4	$13.0	$45.4
Cash flow hedges	Other assets	7.8	5.7	2.1	17.2	8.2	9.0
Derivatives Not Designated as Hedges	Other current assets	-	-	-	1.2	0.8	0.4

Liability Derivatives
Cash flow hedges	Other current liabilities	13.0	12.2	0.8	13.9	13.0	0.9
Cash flow hedges	Other long-term liabilities	9.3	5.7	3.6	11.0	8.2	2.8
Derivatives Not Designated as Hedges	Other current liabilities	-	-	-	2.4	0.8	1.6

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Instrument	2024	2023	2024	2023
Euro Notes	$(44.4)	$32.2	$(11.6)	$8.4
Cross-currency interest rate swaps	(66.8)	32.5	4.6	36.2
	$(111.2)	$64.7	$(7.0)	$44.6

12. Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Additionally, tax laws continue to undergo rapid changes in both application and interpretation by various countries, including state aid interpretations and initiatives led by the Organisation for Economic Cooperation and Development ("OECD"). Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events. Management’s best estimate of such change is within the range of a $70 million decrease to a $20 million increase.

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

In September 2024, we reached agreement with the IRS for tax years 2010-2012 primarily related to the reallocation of profits between certain U.S. and foreign subsidiaries. All issues related to these years are considered effectively settled.

The IRS has proposed adjustments for tax years 2013-2015, primarily related to transfer pricing involving our cost sharing agreement between the U.S. and Switzerland affiliated companies and the reallocation of profits between certain of our U.S. and foreign subsidiaries. This includes a proposed increase to our U.S. federal taxable income, which would result in additional tax expense related to 2013 of approximately $370 million, subject to interest and penalties. We strongly believe that the position of the IRS, with regard to this matter, is inconsistent with the applicable U.S. Treasury Regulations governing our cost sharing agreement. We intend to continue to vigorously contest the adjustment, and we will pursue all available administrative and, if necessary, judicial remedies. If we pursue judicial remedies in the U.S. Tax Court for years 2013-2015, a number of years will likely elapse before such matters are finally resolved. No payment of any amount related to this matter is required to be made, if at all, until all applicable proceedings have been completed.

The IRS has proposed adjustments for tax years 2016-2019, primarily related to the U.S. taxation of foreign earnings and profits, which could result in additional material tax expense if we are unsuccessful in defending our position. This includes a proposed increase to our U.S. federal taxable income, which would result in additional tax expense of approximately $312 million, subject to interest. We strongly believe that the position of the IRS, with regard to this matter, is inconsistent with the applicable U.S. Treasury Regulations. We intend to continue to vigorously contest the adjustment, and we will pursue all available administrative and, if necessary, judicial remedies. If we pursue judicial remedies in the U.S. Tax Court for years 2016-2019, a number of years will likely elapse before such matters are finally resolved. No payment of any amount related to this matter is required to be made, if at all, until all applicable proceedings have been completed.

In the three and nine-month periods ended September 30, 2024, our effective tax rate (“ETR”) was negative 8.2 percent and positive 11.0 percent, respectively, compared to positive 25.7 percent and positive 22.7 percent in the three and nine-month periods ended September 30, 2023, respectively. The negative 8.2 percent ETR and positive 11.0 percent in the three and nine-month periods ended September 30, 2024, respectively, were primarily driven by a net favorable impact of changes to unrecognized tax benefits. The positive 25.7 percent and positive 22.7 percent ETR in the three and nine-month periods ended September 30, 2023, respectively, was primarily driven by discrete tax effects of certain tax returns and the reorganization of the ownership structure of certain wholly-owned subsidiaries in the second quarter of 2023. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which generally have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings;

changes in tax rates, tax laws or their interpretation, including the European Union adoption of Pillar Two proposals which began to take effect in 2024; the outcome of various federal, state and foreign audits, appeals, and litigation; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

13. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Weighted average shares outstanding for basic net earnings per share	202.3	208.9	204.4	209.0
Effect of dilutive stock options and other equity awards	0.7	1.1	0.8	1.1
Weighted average shares outstanding for diluted net earnings per share	203.0	210.0	205.2	210.1

During the three and nine-month periods ended September 30, 2024, an average of 4.6 million options and 3.0 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive. During the three and nine-month periods ended September 30, 2023, an average of 2.2 million and 2.0 million options, respectively, to purchase shares of common stock were not included for the same reason.

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

In the three-month period ended March 31, 2024, the segment operating profit measures our CODM reviews were revised. Certain product category headquarter costs, primarily R&D and marketing, that were previously in our Americas operating segment are now included in Corporate items. In addition, certain support function costs from our operating segments are now included in Corporate items. We have reclassified these product category headquarter and support function expenses in the prior periods to conform to the current period presentation.

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Americas	$1,135.9	$1,113.6	$605.5	$594.2
EMEA	376.2	337.9	121.7	101.0
Asia Pacific	312.0	302.1	122.3	112.5
Total	$1,824.2	$1,753.6
Corporate items			(421.8)	(396.1)
Intangible asset amortization			(148.2)	(145.0)
Operating profit			$279.5	$266.6

	Net Sales		Operating Profit
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Americas	$3,521.7	$3,411.0	$1,881.7	$1,823.0
EMEA	1,253.4	1,166.4	424.4	382.5
Asia Pacific	880.3	876.7	336.7	318.0
Total	$5,655.4	$5,454.1
Corporate items			(1,311.8)	(1,183.4)
Intangible asset amortization			(434.3)	(416.6)
Operating profit			$896.7	$923.5

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

We recognize litigation-related charges and gains in Selling, general and administrative expense on our condensed consolidated statement of earnings. During the three and nine-month periods ended September 30, 2024, we recognized $3.8 million and $8.3 million, respectively, of net litigation-related charges. During the three and nine-month periods ended September 30, 2023, we recognized $2.7 million and $3.8 million, respectively, of net litigation-related charges. At September 30, 2024 and December 31, 2023, accrued litigation liabilities were $155.3 million and $244.1 million, respectively. These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies and not just the matters discussed below. The ultimate cost of litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on our financial condition and results of operations.

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

Other Contingencies

Contractual obligations: We have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $320 million.

16. Subsequent Event

Subsequent to September 30, 2024, we acquired 100 percent of OrthoGrid Systems, Inc (“OrthoGrid”), a privately-held medical technology company. OrthoGrid provides us an artificial intelligence-powered, fluoroscopy-based surgical assistance platform for total hip replacement as well as two additional orthopedic applications. Additional information on the OrthoGrid acquisition has not been provided because it is not expected to have a material effect on our financial position, results of operations or cash flows.

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

Executive Level Overview

Results for the Three and Nine-Month Periods ended September 30, 2024

In the three and nine-month periods ended September 30, 2024, our net sales increased 4.0 percent and 3.7 percent, respectively, when compared to the same prior year periods. Net sales growth in both periods was driven by a combination of market growth, new product introductions and commercial execution across the organization. These favorable items were negatively impacted by our transition in July 2024 to a new enterprise resource planning ("ERP") software system for a significant portion of our U.S. and Canada sales and commercial operations. As a result of this ERP implementation, we experienced operational challenges which affected our ability to fulfill certain customer orders. This disruption mostly affected our U.S. net sales, but our International net sales were also impacted as shipments to our international affiliates were delayed. Through the quarter we saw improvement in our shipping levels to our end customers. We expect our shipping levels to return to similar levels that existed prior to the implementation by the end of the year. For the full year 2024, we estimate this ERP implementation will have less than a one percent impact to our net sales. In addition, our net sales experienced negative effects of 0.1 percent and 1.1 percent from changes in foreign currency exchange rates in the three and nine-month periods ended September 30, 2024, respectively.

Our net earnings were $249.1 million and $664.3 million in the three and nine-month periods ended September 30, 2024, respectively, compared to $162.7 million and $604.8 million in the same prior year periods, respectively. The increase in earnings in the three and nine-month periods was primarily due to a tax benefit recognized resulting from an agreement with the IRS for tax years 2010-2012, the net sales increase, lower expenses due to our 2023 Restructuring Plan and cost savings initiatives, and lower research and development ("R&D") spending on the European Union Medical Device Regulation ("EU MDR"). These favorable items were partially offset by charges from our 2023 Restructuring Plan which was instituted at the end of 2023 and continued into 2024, including $83.2 million in employee termination benefits-related charges recognized in the nine-month period ended September 30, 2024, and from additional expenses related to our U.S. and Canada ERP implementation.

2024 Outlook

We expect year-over-year revenue growth of mid-single digits in 2024 to be driven by a combination of market growth, new product introductions and commercial execution. Based on recent foreign currency exchange rates, we expect foreign currency to negatively affect year-over-year net sales by approximately 0.75 percent. We estimate operating profit will increase in 2024 when compared to 2023 due to higher net sales, leverage from fixed operating expenses and lower expenses due to our restructuring plans. However, we estimate these favorable items may be partially offset by higher intangible asset amortization and increased restructuring-related costs to implement our plans. We estimate our net interest expense will increase slightly due to higher interest rates. We expect our provision for income taxes will increase in 2024 when compared to 2023 due to larger favorable tax settlements in 2023.

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

Net Sales by Geography

The following tables present our net sales by geography and the percentage changes (dollars in millions):

	Three Months Ended
	September 30,
	2024	2023	% Inc
United States	$1,052.3	$1,031.4	2.0%
International	771.9	722.2	6.9
Total	$1,824.2	$1,753.6	4.0

	Nine Months Ended
	September 30,
	2024	2023	% Inc
United States	$3,257.7	$3,160.6	3.1%
International	2,397.7	2,293.5	4.5
Total	$5,655.4	$5,454.1	3.7

Net Sales by Product Category

The following tables present our net sales by product category and the percentage changes (dollars in millions):

	Three Months Ended
	September 30,
	2024	2023	% Inc / (Dec)
Knees	$745.1	$706.3	5.5%
Hips	481.5	465.3	3.5
S.E.T.	454.2	423.2	7.3
Other	143.4	158.8	(9.7)
Total	$1,824.2	$1,753.6	4.0

	Nine Months Ended
	September 30,
	2024	2023	% Inc
Knees	$2,334.3	$2,240.1	4.2%
Hips	1,479.1	1,462.5	1.1
S.E.T.	1,376.4	1,299.3	5.9
Other	465.6	452.2	3.0
Total	$5,655.4	$5,454.1	3.7

The following tables present our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Inc	2024	2023	% Inc / (Dec)
Knees
United States	$425.4	$413.3	2.9%	$1,324.6	$1,299.1	2.0%
International	319.7	293.0	9.1	1,009.7	941.0	7.3
Total	$745.1	$706.3	5.5	$2,334.3	$2,240.1	4.2
Hips
United States	$254.5	$242.5	4.9%	$768.3	$749.2	2.6%
International	227.0	222.8	1.9	710.8	713.3	(0.4)
Total	$481.5	$465.3	3.5	$1,479.1	$1,462.5	1.1

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had positive effects of 3.4 percent and 4.2 percent on year-over-year sales during the three and nine-month periods ended September 30, 2024, respectively. Market growth and new product introductions contributed positively to volume and mix trends, but were partially offset by the operational challenges resulting from our ERP implementation.

Pricing Trends

Global selling prices had positive effects of 0.7 percent and 0.6 percent on year-over-year sales during the three and nine-month periods ended September 30, 2024, respectively. The majority of countries in which we operate continue to experience pricing pressure from local hospitals, health systems, and governmental healthcare cost containment efforts. However, we have had success in offsetting negative effects of pricing pressure due to internal initiatives and being able to pass some inflationary impacts on to customers.

Foreign Currency Exchange Rates

For the three and nine-month periods ended September 30, 2024, changes in foreign currency exchange rates had negative effects of 0.1 percent and 1.1 percent on year-over-year sales, respectively. If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a negative impact of approximately 0.75 percent on full-year 2024 sales.

Geography

The 2.0 percent and 3.1 percent net sales growth in the U.S. in the three and nine-month periods ended September 30, 2024, respectively, were driven by market growth in our Knees, Hips and S.E.T. product categories. However, net sales in the U.S. were negatively impacted by the implementation of a new ERP system which caused operational challenges in fulfilling customer orders. Internationally, net sales increased by 6.9 percent and 4.5 percent during the three and nine-month periods ended September 30, 2024, respectively, when compared to the same prior year periods. These increases were similarly driven by market growth in most of our international markets. Our International sales were negatively affected by 0.2 percent and 2.6 percent due to changes in foreign currency exchange rates in the three and nine-month periods ended September 30, 2024, respectively.

Product Categories

Knees and Hips net sales benefited from market growth and new product introductions in the three and nine-month periods ended September 30, 2024. Changes in foreign currency exchange rates had a minimal impact and a negative effect of 0.9 percent on Knees net sales in the three-month and nine-month periods ended September 30, 2024, respectively. Hips net sales were negatively affected by 0.2 percent and 1.6 percent in the three and nine-month periods ended September 30, 2024, respectively, due to changes in foreign currency exchange rates. S.E.T. net sales increases in the three and nine-month periods ended September 30, 2024 were primarily the result of growth in our sports medicine, upper extremities, and craniomaxillofacial and thoracic products. Other net sales declined in the three-month period ended September 30, 2024 due to the operational challenges from our ERP system implementation and from lower net sales of our ROSA® Robot. Other net sales grew in the nine-month period ended September 30, 2024, driven by net sales of our ROSA Robot in the first half of the year.

Expenses as a Percentage of Net Sales

	Three Months Ended			Nine Months Ended
	September 30,		% Inc /	September 30,		% Inc /
	2024	2023	(Dec)	2024	2023	(Dec)
Cost of products sold, excluding intangible asset amortization	29.5%	29.6%	(0.1)%	28.4%	28.3%	0.1%
Intangible asset amortization	8.1	8.3	(0.2)	7.7	7.6	0.1
Research and development	6.1	6.7	(0.6)	5.8	6.3	(0.5)
Selling, general and administrative	38.9	38.5	0.4	38.6	38.8	(0.2)
Restructuring and other cost reduction initiatives	1.8	1.4	0.4	3.5	1.7	1.8
Acquisition, integration, divestiture and related	0.2	0.4	(0.2)	0.2	0.3	(0.1)
Operating profit	15.3	15.2	0.1	15.9	16.9	(1.0)

Cost of products sold, excluding intangible asset amortization as a percentage of net sales decreased in the three-month period ended September 30, 2024 and increased in the nine-month period ended September 30, 2024, when compared to the same prior year periods. The decrease in the three-month period was primarily due to lower excess and obsolete inventory charges which was partially offset by higher manufacturing costs. The increase in the nine-month period was primarily due to higher manufacturing costs which were partially offset by lower royalty expense. The reduction in royalty expense was partially the result of agreements we entered into in 2023 to acquire intellectual property through the buyout of certain licensing arrangements, which are recognized as intangible assets and result in additional intangible asset amortization expense instead of royalty expense.

Intangible asset amortization expense increased in amount in the three and nine-month periods ended September 30, 2024 compared to the same prior year periods due to the 2023 acquisitions, the buyout of certain royalty-related licensing agreements as described above and other technology-based asset purchases.

R&D expenses decreased in amount and as a percentage of net sales in the three and nine-month periods ended September 30, 2024 when compared to the same prior year periods. The decreases were driven by lower spending on our initial compliance with the EU MDR as we continue to make progress on the approvals of our products, and savings from our 2023 Restructuring Plan.

Selling, general and administrative (“SG&A”) expenses increased in amount in the three and nine-month periods ended September 30, 2024 when compared to the same prior year periods. SG&A as a percentage of net sales increased in the three-month period, but decreased in the nine-month period ended September 30, 2024 when compared to the same prior year periods. The increase in amounts in both periods was due to selling and distribution costs that are variable expenses which increase as net sales increase. Additionally, we recognized higher share-based compensation expense in the 2024 periods as the 2023 periods included a benefit from the forfeiture of awards related to employee departures. Also in the 2024 periods, bad debt-related charges were higher driven by a bankruptcy at a significant U.S. healthcare system, instrument-related costs were higher due to new product introductions, and we recognized higher charges on various strategic initiatives. These higher costs were partially offset by lower expenses due to our 2023 Restructuring Plan, lower expenses from our cost savings initiatives and lower estimated annual bonus expenses.

In December of 2023, 2021 and 2019, we initiated global restructuring programs. We also have other cost reduction and optimization initiatives that have the goal of reducing costs across the organization. We recognized expenses of $32.2 million and $198.1 million in the three and nine-month periods ended September 30, 2024, respectively, and $24.3 million and $90.6 million in the three and nine-month periods ended September 30, 2023, respectively, primarily related to employee termination benefits, sales agent contract terminations, and consulting and project management expenses associated with these programs, as well as expenses related to other optimization initiatives. The expenses were higher in the 2024 periods when compared to the 2023 periods primarily due to additional expenses related to the 2023 Restructuring Plan that had just been initiated at the end of 2023 and additional expenses related to our U.S. and Canada ERP implementation. For more information regarding these expenses, see Note 4 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Acquisition, integration, divestiture and related expenses decreased in amount and as a percentage of net sales in the three and nine-month periods ended September 30, 2024 when compared to the same prior year periods, primarily due to changes in fair value estimates of contingent consideration.

Other Income, Net, Interest Expense, Net, and Income Taxes

In the three and nine-month periods ended September 30, 2024, we recognized gains of $5.1 million and $7.0 million, respectively, in our other income, net financial statement line item compared to gains of $3.8 million and $10.3 million in the same prior year periods, respectively. The changes in the three and nine-month periods were primarily driven by the timing of gains and losses recognized on our equity investments. In the three-month period ended September 30, 2024, we recognized higher gains from our investments when compared to the same prior year period while in the nine-month period ended September 30, 2024, we recognized losses compared to gains in the same prior year period.

Interest expense, net, increased in the three and nine-month periods ended September 30, 2024 when compared to the same prior year periods. The increased interest expense was due to higher average debt balances outstanding and losses incurred on our fixed-to-variable interest rate swaps in the current year periods.

In the three and nine-month periods ended September 30, 2024, our effective tax rate (“ETR”) was negative 8.2 percent and positive 11.0 percent, respectively, compared to positive 25.7 percent and positive 22.7 percent in the three and nine-month periods ended September 30, 2023, respectively. The negative 8.2 percent ETR and positive 11.0 percent in the three and nine-month periods ended September 30, 2024, respectively, were primarily driven by a net favorable impact of changes to unrecognized tax benefits. The positive 25.7 percent and positive 22.7 percent ETR in the three and nine-month periods ended September 30, 2023, respectively, was primarily driven by discrete tax effects of certain tax returns and the reorganization of the ownership structure of certain wholly-owned subsidiaries in the second quarter of 2023. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which generally have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union adoption of Pillar Two proposals which began to take effect in 2024; the outcome of various federal, state and foreign audits, appeals, and litigation; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023	2024	2023
Americas	$1,135.9	$1,113.6	$605.5	$594.2	53.3%	53.4%
EMEA	376.2	337.9	121.7	101.0	32.3	29.9
Asia Pacific	312.0	302.1	122.3	112.5	39.2	37.2

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023	2024	2023
Americas	$3,521.7	$3,411.0	$1,881.7	$1,823.0	53.4%	53.4%
EMEA	1,253.4	1,166.4	424.4	382.5	33.9	32.8
Asia Pacific	880.3	876.7	336.7	318.0	38.2	36.3

Americas

In the Americas, operating profit increased in the three and nine-month periods ended September 30, 2024 when compared to the same prior year periods. Operating profit as a percentage of net sales was relatively consistent in the three and nine-month periods ended September 30, 2024 when compared to the same prior year periods. The increases in operating profit were primarily due to higher net sales driven by market growth and new product introductions, coupled with lower royalty expense as a result of agreements we entered into in 2023 to acquire intellectual property through the buyout of certain licensing arrangements. However, operating profit as a percentage of net sales did not similarly increase and remained relatively consistent due to investments in instruments to support new product introductions and higher bad debt-related charges in the current year periods.

EMEA

In EMEA, operating profit and operating profit as a percentage of net sales increased in the three and nine-month periods ended September 30, 2024 when compared to the same prior year periods. The increases were due to higher net sales driven by market growth and improved pricing, lower excess and obsolete inventory charges, reduced royalty expense as a result of agreements we entered into in 2023 to acquire intellectual property through the buyout of certain licensing arrangements, and lower expenses driven by our 2023 Restructuring Plan and cost savings initiatives.

Asia Pacific

In Asia Pacific, operating profit and operating profit as a percentage of net sales increased in the three and nine-month periods ended September 30, 2024 when compared to the same prior year periods. The increases were due to higher net sales driven by market growth and improved pricing, reduced royalty expense as a result of agreements we entered into in 2023 to acquire intellectual property through the buyout of certain licensing arrangements, and lower expenses driven by our 2023 Restructuring Plan and cost savings initiatives.

Liquidity and Capital Resources

As of September 30, 2024, we had $569.0 million in cash and cash equivalents. In addition, we had $1.0 billion available to borrow under our 2024 364-Day Credit Agreement, and $1.5 billion available under our 2024 Five-Year Revolving Facility. The terms of the 2024 364-Day Credit Agreement and the 2024 Five-Year Revolving Facility are described further in Note 8 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Sources of Liquidity

Cash flows provided by operating activities were $993.1 million in the nine-month period ended September 30, 2024, compared to $993.2 million in the same prior year period. The 2024 period featured higher bonus, income tax and restructuring-related payments as well as lower accounts receivable collections due to delayed invoicing from our U.S. and Canada ERP implementation. These unfavorable items were partially offset by lower inventory investments in the 2024 period when compared to the 2023 period.

Cash flows used in investing activities were $596.9 million in the nine-month period ended September 30, 2024, compared to $558.1 million in the same prior year period. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio, including new product introductions, optimization of our manufacturing and logistics networks, and investments in enterprise resource planning software. The decline in property, plant and equipment additions was driven by lower enterprise resource planning software spend as that project is getting implemented, in addition to the prior year period including investment in a corporate aircraft which did not recur in the current year period. In addition, in the nine-month period ended September 30, 2024, we entered into agreements to acquire the ownership rights or gain access to various technologies that were recognized as intangible assets, acquired three businesses and invested in a debt security.

Cash flows used in financing activities were $243.9 million in the nine-month period ended September 30, 2024, compared to $512.1 million in the same prior year period. In the 2024 period, we issued senior notes for $700.0 million and used the proceeds, along with cash on hand, to repurchase $795.8 million of our common stock and repay a net $50.0 million under our Uncommitted Credit Facility. In the 2023 period, we used cash on hand to repurchase $281.9 million of our common stock. We also repaid a net $20.0 million on our various revolving credit facilities and $120.2 million of other debt obligations that were due in the first quarter of 2023.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of September 30, 2024, $415.9 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $64.6 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The remaining amount is denominated in currencies of the various countries where we operate. We generally intend to limit distributions from foreign subsidiaries earnings that were previously taxed in the U.S., as a result of the transition tax or tax on Global Intangible Low-Taxed Income (“GILTI”). These previously taxed earnings would not be subject to further U.S. federal tax.

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

Material Cash Requirements from Known Contractual and Other Obligations

At September 30, 2024, we had outstanding debt of $6,450.7 million, of which $1,713.0 million was classified as current debt. Of our current debt, $850.0 million of senior notes mature on November 22, 2024 and $863.0 million of senior notes mature on April 1, 2025. We believe we can satisfy these debt obligations with cash generated from our operations, by issuing new debt and/or by borrowing on our committed revolving credit facilities.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 8 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In February, May and August 2024, our Board of Directors declared a quarterly cash dividend of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In May 2024, our Board of Directors authorized a $2.0 billion share repurchase program effective May 29, 2024, with no expiration date. As of September 30, 2024, $1,308.1 million remained authorized under the May 2024 program. Between October 1, 2024 and October 9, 2024, we repurchased an additional 0.6 million shares for $58.1 million, resulting in $1,250.0 million remaining authorized under the May 2024 program as of October 9, 2024. We used cash on hand to fund these repurchases.

As discussed in Note 4 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, we are executing on a 2023 Restructuring Plan, a 2021 Restructuring Plan and a 2019 Restructuring Plan. The 2023 Restructuring Plan along with other related initiatives is expected to result in total pre-tax charges of $120 million to $135 million by the end of 2025, of which approximately $110 million was incurred through September 30, 2024. We expect to reduce gross annual pre-tax operating expenses by $175 million to $200 million relative to the 2023 baseline expenses by the end of 2025 as program benefits under the 2023 Restructuring Plan are realized. The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $173 million by the end of 2024, of which approximately $171 million was incurred through September 30, 2024. We expect to reduce gross annual pre-tax operating expenses by approximately $190 million relative to the 2021 baseline expenses by the end of 2024 as program benefits under the 2021 Restructuring Plan are realized. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $400 million by the end of 2025, of which approximately $348 million was incurred through September 30, 2024. In our original estimates, we expected to reduce gross annual pre-tax operating expenses by approximately $180 million to $280 million relative to the 2019 baseline expenses by the end of 2023 as benefits under the 2019 Restructuring Plan were realized. Our latest estimates indicate that we will be near the low end of that range, and the full benefits will not be realized until we complete the closure of a manufacturing facility, which is expected to occur in 2025.

As discussed in Note 12 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, the IRS has issued proposed adjustments for years 2013 through 2015 and for years 2016 through 2019. We have disputed these proposed adjustments and intend to continue to vigorously defend our positions. Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

As discussed in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters. We estimate the total liabilities for all litigation matters was $155.3 million as of September 30, 2024. However, litigation is inherently uncertain, and upon resolution of any of these uncertainties, we may incur charges in excess of these estimates, and may in the future incur other material judgments or enter into other material settlements of claims. We expect to pay these liabilities over the next few years. Additionally, we have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $320 million.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 2 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

The preparation of our financial statements is affected by the selection and application of accounting policies and methods, and also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three-month period ended September 30, 2024 to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
•
delays, further difficulties and additional expense incurred to remediate problems with our enterprise resource planning system updates;
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

Our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q contain detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

Changes in Internal Control Over Financial Reporting. In July 2024 we transitioned to a new ERP software system for a significant portion of our U.S. and Canada sales and commercial operations (the "ERP implementation"). The new ERP replaced our existing order entry, fulfillment and financial systems, resulting in material changes to our business processes and internal controls. This ERP implementation included changes to certain financial and commercial processes impacting key controls related to our internal controls over financial reporting. We have implemented and/or enhanced our internal control activities, where applicable, for any changes that occurred and will continue to monitor the impact on our processes, procedures, and internal control over financial reporting going forward. Except as it relates to our ERP implementation, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Information pertaining to legal proceedings can be found in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and the factors discussed below, which could materially affect our business, financial condition and results of operations. The risks described in our 2023 Form 10-K and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

The following risk factor is added to the "Risk Factors" section of our 2023 Form 10-K:

Challenges in the transition of certain of our enterprise resource planning ("ERP") systems have adversely affected our business and operations, and may have further adverse effects.

As a result of technology initiatives, changes in our system platforms and the ongoing integration of business acquisitions, we have been consolidating and integrating the ERP systems that we operate. At the beginning of our third quarter of fiscal 2024, we began transitioning certain distribution and sales systems in the Americas to a new ERP system, as part of this multi-year effort. We experienced challenges in the transition during the third quarter of 2024 which caused operational challenges in fulfilling customer orders. Some disruptions and delays associated with these ERP transition challenges may continue through the fourth quarter of 2024. Although we believe we have identified the root causes of the ERP-related challenges and have developed appropriate plans to remediate these challenges, there can be no assurance that we will remediate all of our ERP-related challenges successfully and in a timely manner, or that other challenges will not arise.

These ERP-related business interruptions caused several adverse consequences, including disruption to our ability to distribute product, difficulty in meeting customer demand, and delays in invoicing customers. These unanticipated ERP-related challenges have caused the transition to the new ERP system to be more expensive and time-consuming than we anticipated. In addition, some customers affected by these disruptions may have secured supply from alternative sources, and we must regain their trust and business. We have also experienced, and may continue to experience, decreases in productivity as our personnel continue to remediate issues in our new ERP system and related processes. Continuing disruptions, delays or deficiencies in the transition, design, and implementation of our ERP system, particularly any disruptions, delays or deficiencies that impact our operations, could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes repurchases of common stock settled during the three-month period ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program(1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
July 2024	1,670,000	$108.69	1,670,000	1,723,084,701
August 2024	1,961,000	111.16	1,961,000	1,505,105,711
September 2024	1,837,000	107.27	1,837,000	1,308,050,338
Total	5,468,000	$109.10	5,468,000	$1,308,050,338

(1) In May 2024, our Board of Directors authorized a $2.0 billion share repurchase program effective May 29, 2024, with no expiration date. Subsequent to September 30, 2024 through October 9, 2024, we repurchased an additional 0.6 million shares for $58.1 million, resulting in $1,250.0 million remaining authorized under the May 2024 program as of October 9, 2024.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three-month period ended September 30, 2024, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in rules of the Securities and Exchange Commission.

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

4.1

Tenth Supplemental Indenture, dated as of August 15, 2024, between Zimmer Biomet Holdings, Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed August 15, 2024).

4.2	Form of 5.200% Notes due 2034 (incorporated by reference to Exhibit 4.1 above).

21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: October 30, 2024	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Chief Financial Officer and Executive Vice President - Finance, Operations and Supply Chain
(Principal Financial Officer)

Date: October 30, 2024	By:	/s/ Paul Stellato
Paul Stellato
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)