Form 10-K
period 2024-12-31
ZIMMER BIOMET HOLDINGS, INC.
filed 2025-02-25
CIK 1136869

I have

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2024

Commission file number 001-16407

ZIMMER BIOMET HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State of Incorporation)	(IRS Employer Identification No.)

345 East Main Street Warsaw, Indiana	46580
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (574) 373-3333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ZBH	New York Stock Exchange
2.425% Notes due 2026 1.164% Notes due 2027	ZBH 26 ZBH 27	New York Stock Exchange New York Stock Exchange
3.518% Notes due 2032	ZBH 32	New York Stock Exchange

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

The aggregate market value of shares held by non-affiliates was $22,228,595,506 (based on the closing price of these shares on the New York Stock Exchange on June 28, 2024 and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 14, 2025, 199,063,164 shares of the registrant’s $.01 par value common stock were outstanding.

Documents Incorporated by Reference

Document	Form 10-K
Portions of the Proxy Statement with respect to the 2025 Annual Meeting of Stockholders	Part III

ZIMMER BIOMET HOLDINGS, INC.

ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of federal securities laws, including, among others, statements regarding sales and earnings guidance and any statements about our expectations, plans, intentions, strategies or prospects. We generally use the words “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “sees,” “seeks,” “should,” “could,” “would,” “predicts,” “potential,” “strategy,” “future,” “opportunity,” “work toward,” “intends,” “guidance,” “confidence,” “positioned,” “design,” “strive,” “continue,” “look forward to” and similar expressions to identify forward-looking statements. All statements other than statements of historical or current fact are, or may be deemed to be, forward-looking statements. Such statements are based upon the current beliefs, expectations and assumptions of management and are subject to significant risks, uncertainties and changes in circumstances that could cause actual outcomes and results to differ materially from the forward-looking statements. These risks, uncertainties and changes in circumstances include, but are not limited to: competition; pricing pressures; dependence on new product development, technological advances and innovation; changes in customer demand for our products and services caused by demographic changes, obsolescence, development of different therapies or other factors; our ability to attract, retain, develop and maintain adequate succession plans for the highly skilled employees, senior management, independent agents and distributors we need to support our business; shifts in the product category or regional sales mix of our products and services; the risks and uncertainties related to our ability to successfully execute our restructuring plans; control of costs and expenses; risks related to the satisfaction of the conditions to closing the proposed transaction with Paragon 28 (including the failure to obtain necessary regulatory approvals) in the anticipated timeframe or at all, including uncertainties as whether the stockholders of Paragon 28 will approve the proposed transaction and the possibility that the proposed transaction does not close; risks related to the ability to realize the anticipated benefits of the proposed transaction with Paragon 28, including the possibility that the expected benefits from the proposed transaction will not be realized or will not be realized within the expected time period; the risk that the businesses of Paragon 28, if the proposed transaction closes will not be integrated successfully; disruption from the proposed transaction making it more difficult to maintain business and operational relationships, including with customers, vendors, service providers, independent sales representatives, agents or agencies; the effects of business disruptions affecting us, our suppliers, customers or payors, either alone or in combination with other risks on our business and operations; the risks and uncertainties related to our ability to successfully integrate the operations, products, employees and distributors of acquired companies; the effect of the potential disruption of management’s attention from ongoing business operations due to integration matters related to mergers and acquisitions; the effect of mergers and acquisitions on our relationships with customers, suppliers and lenders and on our operating results and businesses generally; unplanned delays, disruptions and expenses attributable to our enterprise resource planning and other system updates; the ability to form and implement alliances; dependence on a limited number of suppliers for key raw materials and other inputs and for outsourced activities; the risk of disruptions in the supply of materials and components used in manufacturing or sterilizing our products; breaches or failures of our (or of our business partners’ or other third parties’) information technology systems or products, including by cyberattack, unauthorized access or theft; the outcome of government investigations; the impact of healthcare reform and cost containment measures, including efforts sponsored by government agencies, legislative bodies, the private sector and healthcare purchasing organizations, through reductions in reimbursement levels, repayment demands and otherwise; the impact of substantial indebtedness on our ability to service our debt obligations and/or refinance amounts outstanding under our debt obligations at maturity on terms favorable to us, or at all; changes in tax obligations arising from examinations by tax authorities and from changes in tax laws in jurisdictions where we do business, including as a result of the “base erosion and profit shifting” project undertaken by the Organisation for Economic Co-operation and Development and otherwise; challenges to the tax-free nature of the ZimVie Inc. spinoff transaction and the subsequent liquidation of our retained interest in ZimVie Inc.; the risk of additional tax liability due to the recategorization of our independent agents and distributors to employees; changes in tariffs relating to imports to the U.S. and other countries; the risk that material impairment of the carrying value of our intangible assets, including goodwill, could negatively affect our operating results; changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations; changes in general industry and market conditions, including domestic and international growth, inflation and currency exchange rates; the domestic and international business impact of political, social and economic instability, tariffs, trade restrictions and embargoes, sanctions, wars, disputes and other conflicts, including on our ability to operate in, export from or collect accounts receivable in affected countries; challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration (“FDA”) and other government regulators relating to medical products, healthcare fraud and abuse laws and data privacy and cybersecurity laws; the success of our quality and operational excellence initiatives; the ability to remediate matters identified in inspectional observations issued by the FDA and other regulators, while continuing to satisfy the demand for our products; product liability, intellectual property and commercial litigation losses; and the ability to obtain and maintain adequate intellectual property protection.

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

We market and sell products through two principal channels: 1) direct to healthcare institutions, such as hospitals and ambulatory surgery centers, referred to as direct channel accounts; and 2) through stocking distributors and healthcare dealers. With direct channel accounts and some healthcare dealers, inventory is generally consigned to sales agents or customers. With sales to stocking distributors, some healthcare dealers and some hospitals, title to product passes upon shipment. Consignment sales represented approximately 85 percent of our net sales in 2024. No individual customer accounted for more than 2 percent of our net sales for 2024.

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

Americas. The Americas operating segment is our largest operating segment. This segment is comprised principally of the U.S. and includes other North, Central and South American markets. The U.S. accounted for approximately 95 percent of net sales in this region in 2024. The U.S. sales force consists of a combination of employees and independent sales agents, most of whom sell products exclusively for Zimmer Biomet. The sales force in the U.S. receives a commission on product sales and is responsible for many operating decisions and costs.

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

EMEA. The EMEA operating segment is our second largest operating segment. France, Germany, Italy, Spain and the United Kingdom (the “UK”) collectively accounted for approximately 50 percent of net sales in the region in 2024. This segment also includes other key markets, including Switzerland, Benelux, Nordic, Central and Eastern Europe, the Middle East and Africa. Our sales force in this segment is comprised of direct sales associates, commissioned agents, independent distributors and sales support personnel. In most European countries, healthcare is sponsored by the government and therefore government budgets impact healthcare spending, which can affect our sales in this segment.

Asia Pacific. The Asia Pacific operating segment includes key markets such as Japan, China, Australia, New Zealand, Korea, Taiwan, India, Thailand, Singapore, Hong Kong and Malaysia. Japan is the largest market within this segment, accounting for approximately 45 percent of the region’s net sales in 2024. In Japan and most countries in the Asia Pacific region, we maintain a network of dealers, who act as order agents on behalf of hospitals in the region, and sales associates, who build and maintain relationships with orthopedic surgeons and neurosurgeons in their markets. The knowledge and skills of these sales associates play a critical role in providing service, product information and support to surgeons. In certain countries of this region, healthcare is sponsored by governments.

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

S.E.T.

Our S.E.T. product category includes sports medicine, biologics, foot and ankle, upper extremities, trauma and CMFT products. Our sports medicine products are primarily for the repair of soft tissue injuries, most commonly used in the knee and shoulder. Sports medicine products represented 13 percent of our S.E.T. product category net sales in 2024. Our biologics products are used as early intervention for joint preservation or to support surgical procedures. Biologics products represented 6 percent of our S.E.T. product category net sales in 2024. Our foot and ankle and upper extremities products are designed to treat arthritic conditions and fractures in the foot, ankle, shoulder, elbow and wrist. Our foot and ankle products represented 3 percent of our S.E.T. product category net sales in 2024. Our upper extremities products represented 32 percent of our S.E.T. product category net sales in 2024. Our trauma products are used to stabilize damaged or broken bones and their surrounding tissues to support the body’s natural healing process. Trauma products represented 23 percent of our S.E.T. product category net sales in 2024. Our CMFT product division includes face and skull reconstruction products as well as products that fixate and stabilize the bones of the chest in order to facilitate healing or reconstruction after open heart surgery, trauma or for deformities of the chest. CMFT products represented 21 percent of our S.E.T. product category net sales in 2024. Our significant S.E.T. brands include the JuggerKnot® Soft Anchor System, Gel-One® Cross-linked Hyaluronate, Comprehensive® Shoulder, Natural Nail® System, and SternaLock® System. Gel-One® is a registered trademark of Seikagaku Corporation. Our ROSA® Robot is also utilized in shoulder procedures.

TECHNOLOGY & DATA, BONE CEMENT AND SURGICAL

Through our Technology & Data, Bone Cement and Surgical product category, we market a collective suite of our products and technologies as the ZBEdge® Platform. The ZBEdge Platform connects robotic and digital technologies together to collect data before, during and after surgery, that can deliver insights to surgeons to assist in making informed decisions on patient care. Bone cement is used to assist with implant fixation in orthopedic surgeries. We offer an assortment of bone cements and products for mixing and delivery. We also offer a portfolio of surgical solutions used by healthcare institutions.

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

We are broadening our offerings in certain of our product categories and exploring new technologies, including artificial intelligence and machine learning, with possible applications in multiple areas. Our primary research and development facility is located in Warsaw, Indiana. We have other research and development personnel based in, among other places, Canada, China, France, Switzerland and other U.S. locations. As of December 31, 2024, we employed approximately 2,000 research and development employees worldwide.

We expect to continue to identify innovative technologies, which may include acquiring complementary products or businesses, establishing technology licensing arrangements or strategic alliances.

Government Regulation and Compliance

Our operations, products and customers are subject to extensive government regulation by numerous government agencies, both within and outside the U.S. We are subject to national, state and other regulations affecting, among other things, the development, design, manufacturing, product standards, packaging, advertising, promotion, labeling, marketing and post-market surveillance of medical products and medical devices in many of the countries in which our products are sold. Our global regulatory environment is increasingly stringent, unpredictable and complex. There is a global trend toward increased regulatory activity related to medical products and medical devices.

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

The European Union (the “EU”) has adopted the European Medical Device Regulation (the “EU MDR”), which created a single set of medical device regulations for products marketed in all member countries. The EU MDR took effect in May 2021, replacing the European Medical Device Directive (the “MDD”). The EU MDR imposes significant additional premarket and post-market requirements. Products currently certified per the MDD regulations must be certified to the new EU MDR regulation prior to December 2027 or December 2028, depending upon the device’s risk class. The UK additionally is in the process of creating secondary legislation to implement the future medical device regulations. The first piece of the Statutory Instrument (“SI”) for post-market surveillance requirements was released in January 2025 with further SIs planned to be released later in 2025 and in 2026. These SIs will form part of the new medical device regulatory framework (the “UK MDR”) following its exit from the European Union. The UK, in the meantime, continues to allow products meeting the current EU regulations to be marketed through June 2028 for EU MDD and EU Active Implantable Medical Devices or through June 2030 for EU MDR devices.

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

We are subject to international, national, state and other laws and regulations concerning healthcare cost containment, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness reviews and other methods, including through efforts to reduce healthcare fraud and abuse, false claims and anti-kickback laws as well as the U.S. Physician Payments Sunshine Act and similar state and foreign healthcare professional payment transparency laws. Many authorities have increased their enforcement activities with respect to medical products manufacturers in recent years. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and exclusion from participation in certain government healthcare programs.

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

Data Privacy Laws

We are subject to evolving national, state, international and other data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, location, storage, disposal and protection of health-related and other personal information, including laws and regulations that regulate and restrict cross-border data transfers. Certain of these laws and regulations impose time-sensitive notification requirements to governmental authorities or consumers. We are also subject to emerging regulations, directives, voluntary commitments and guidance governing data security and cyber risk management for medical devices as well as emerging regulations, directives, voluntary commitments and guidance relating to artificial intelligence. Failure to comply with any such data protection laws, regulations, directives, voluntary commitments and guidance could result in government enforcement actions (which could include civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Information regarding the risks associated with data privacy and protection laws may be found in Item 1A. Risk Factors – If we fail to comply with data privacy and security laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Competition

The orthopedics and broader musculoskeletal care industry is highly competitive. In the global markets for our knees, hips, and S.E.T. products, our major competitors include Johnson & Johnson MedTech (formerly the DePuy Synthes Companies of Johnson & Johnson), Stryker Corporation and Smith & Nephew plc. There are smaller competitors in these product categories as well that focus on smaller subsegments of the industry.

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

Human Capital

As of December 31, 2024, we employed approximately 17,000 employees worldwide, including approximately 2,000 employees dedicated to research and development. Approximately 7,000 employees are located within the U.S. and approximately 10,000 employees are located outside of the U.S., primarily throughout Europe and in Japan and China. We have approximately 7,000 employees dedicated to manufacturing our products worldwide.

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

Team Member Inclusion

Our team member inclusion efforts are intended to identify, attract and retain talent for our business. We monitor and benchmark our team member demographics at all levels of the organization. Our eight global employee resource groups (“ERGs”) continue to have substantial participation with membership representing approximately 15 percent of our workforce. Our ERGs also receive funding from the Zimmer Biomet Foundation, Inc. to support communities and partnerships aligned to our Mission.

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

We are also intensely focused on the health and safety of our team members in the workplace. Our environmental, health and safety team constantly monitors various metrics to ensure we are providing a safe environment in which to work. In 2024, our Total Recordable Incident Rate was 0.30 and our Lost Time Incident Rate was 0.14. These results are shared with relevant regulatory agencies as required and presented to our Board of Directors.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 15, 2025.

Name	Age	Position

Ivan Tornos	49	President and Chief Executive Officer
Mark Bezjak	50	President, Americas
Rachel Ellingson	55	Senior Vice President and Chief Administrative Officer
Chad Phipps	53	Senior Vice President, General Counsel and Secretary
Paul Stellato	50	Vice President, Controller and Chief Accounting Officer
Suketu Upadhyay	55	Chief Financial Officer and Executive Vice President - Finance, Operations and Supply Chain
Wilfred van Zuilen	55	Group President, Europe, Middle East and Africa
Lori Winkler	63	Senior Vice President, Chief Human Resources Officer
Sang Yi	62	Group President, Asia Pacific

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

Ms. Ellingson was appointed Senior Vice President and Chief Administrative Officer in May 2024. Prior to that, she served as Senior Vice President and Chief Strategy Officer since April 2018 and was designated as an executive officer in January 2021. Prior to joining Zimmer Biomet, Ms. Ellingson served as a member of the executive leadership team of St. Jude Medical in positions of increasing responsibility from 2012 until 2017, most recently as Vice President, Corporate Strategy from 2015 until 2017. Before joining St. Jude Medical, Ms. Ellingson served as Vice President, Business Development and Investor Relations at AGA Medical Corporation. Prior to joining AGA Medical, Ms. Ellingson had more than 15 years of experience in investment banking, rising to the position of Managing Director, Medical Technology Investment Banking with Bank of America. She has served as a member of the board of directors of Biolife Solutions, Inc. since April 2021 and serves on their audit and compensation committees.

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

Mr. Upadhyay was appointed Chief Financial Officer and Executive Vice President - Finance, Operations and Supply Chain in August 2023. Previously, he served as our Executive Vice President and Chief Financial Officer since joining the Company in July 2019. Prior to joining Zimmer Biomet, Mr. Upadhyay served as Senior Vice President, Global Financial Operations at Bristol-Myers Squibb Company from November 2016 until June 2019. Before joining Bristol-Myers Squibb, he served as Executive Vice President and Chief Financial Officer of Endo International plc from September 2013 to November 2016. Prior to his tenure at Endo International, Mr. Upadhyay served as Interim Chief Financial Officer as well as Senior Vice President of Finance, Corporate Controller and Principal Accounting Officer of BD. Prior to his role as BD’s Interim Chief Financial Officer and Corporate Controller, Mr. Upadhyay was the Senior Vice President of Global Financial Planning and Analysis and also held the role of Vice President and Chief Financial Officer of BD’s international business. Before joining BD in 2010, Mr. Upadhyay held a number of leadership roles across AstraZeneca PLC and Johnson & Johnson. Mr. Upadhyay spent the early part of his career in public accounting with KPMG. He has also served as a member of the board of directors of Vertex Pharmaceuticals Incorporated since May 2022. He holds a B.S. in Finance from Albright College and an M.B.A. from the Fuqua School of Business at Duke University. He holds the inactive designations of C.P.A. and C.M.A.

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

Item 1A. Risk Factors

We operate in a rapidly changing competitive, economic and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. Our business, financial condition and results of operations may be impacted by a number of factors. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially harm our business, financial condition or results of operations, including causing our actual results to differ materially from those projected in any forward-looking statements. The following list of material risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, also may materially adversely affect us in future periods. You should carefully consider these risks and uncertainties before investing in our securities.

Risks Related to our Business, Operations and Strategy

Our success depends on our ability to effectively develop and market our products against those of our competitors.

We operate in a highly competitive environment. Our present or future products could be rendered obsolete or uneconomical by technological advances by one or more of our present or future competitors. To remain competitive, we must continue to identify, prioritize, develop and acquire new products and technologies, as well as identify, prioritize and improve existing products and technologies. We must also obtain and maintain regulatory approvals for such products, accurately forecast demand, manufacture the correct mix of products, distribute products to multiple global markets and market those products profitably. For example, in the past we have experienced elevated charges for excess and obsolete inventory while also facing increased backorders due to unpredictable demand fluctuations across our various markets, and there can be no assurance that production mix planning or inventory allocation will match end market demand.

Competition within our markets is primarily on the basis of technology, innovation, quality, reputation, customer service and pricing. In markets outside of the U.S., other factors influence competition as well, including local distribution systems, complex regulatory environments, differing medical philosophies and differing product preferences. Our competition may have greater financial, marketing, technical and other resources than us; respond more quickly to new or emerging technologies; undertake more extensive marketing campaigns; operate more effective planning, manufacturing, sales and distribution channels; adopt more aggressive pricing policies; or be more successful in attracting potential customers, employees and strategic partners. We also face competition from pharmaceutical and other therapies that may be more attractive than, or have other benefits over, our products, or that could affect the frequency, progressions or symptoms of diseases and conditions that our products treat. Any of these factors, alone or in combination, could cause us to have difficulty maintaining or increasing sales of our products or otherwise have an adverse effect on our business and financial results.

Our products may become obsolete, customers may not buy our products, and our revenue and profitability may decline without the timely introduction of new products and enhancements, due to changes in markets, or due to changes in applicable standards of care.

Demand for our products may change, in certain cases, in ways we may not anticipate because of evolving customer needs, changing demographics, changing industry growth rates, declines in the musculoskeletal implant market, the introduction of competing products and technologies, the emergence of alternative treatment methods, evolving surgical philosophies and evolving industry standards. Our products may become obsolete without the timely introduction of new products and enhancements, or due to changes in applicable standards of care. If that happens, our revenue and operating results would suffer. The success of our new and enhanced product offerings will depend on several factors, including our ability to properly identify and anticipate customer needs; commercialize new products in a timely manner; manufacture and deliver instruments and products on time and in sufficient volumes; differentiate our offerings from competitors’ offerings; achieve positive clinical outcomes for new products; satisfy the increased demands by healthcare payors, providers and patients for shorter hospital stays, faster post-operative recovery and lower-cost procedures; innovate and develop new materials, product designs and surgical techniques; and provide adequate medical education relating to new products.

In addition, new materials, product designs, product enhancements and surgical techniques that we develop may not be accepted quickly or at all, or in some or all markets, because of, among other factors, the need for regulatory clearance, entrenched patterns of clinical practice, competitive factors and uncertainty with respect to third-party reimbursement.

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

Our success largely depends on our ability to attract, retain, develop and motivate our human capital, including our senior management, key employees and key third parties, and on our ability to have meaningful succession plans in place to prepare for foreseen and unforeseen changes.

Our future performance depends on the continued skills, experiences, competencies and services of our senior management, key employees and key third parties (including independent distributors and sales agents), and our ability to attract, retain, develop and motivate such talent. We rely on certain employees and third parties for research and development; operations; quality assurance; and the distribution, marketing and sales of our products. If we fail to retain our senior management, key employees and key third parties, our revenue and profitability may decline, and our business may be otherwise adversely affected.

Additionally, certain of our key employees and third parties have detailed knowledge of our products and instruments and have developed professional relationships with existing and potential customers due to this knowledge. Recent legal and regulatory changes may affect our ability to enforce post-termination obligations from certain employees and third parties with respect to non-competition, non-solicitation and protection of confidential information, which may negatively impact our ability to retain employees and third-party distributors and to protect our information and relationships with our customers.

Competition for talent in our business is significant. Our ability to attract and retain key employee and third-party talent is dependent on a number of factors, including prevailing market conditions, our ability to offer competitive compensation packages, our ability to be perceived as a preferred place to work and the contract terms we offer to third parties. Changes in the terms and conditions of employment or engagement, such as the availability of remote and hybrid work programs, benefit and perquisite programs and engagement on an employee or independent contractor basis, may affect our ability to attract and retain key talent.

Effective succession planning for senior management, key employees and key third parties (including independent distributors and sales agents) is also important to our long-term success. Failure to ensure orderly transitions involving senior management, key employees and key third parties, as well as inadequate transfer of knowledge, customer relationships and other know-how, could adversely affect our business and financial results.

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
•
potential loss of key employees;
•
unforeseen risks and liabilities associated with businesses acquired, including any unknown vulnerabilities in acquired technology, compromises of acquired data or noncompliance with data privacy requirements; and/or
•
inability to generate sufficient revenue or realize sufficient cost savings to offset acquisition or investment costs.

As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of such acquisitions, and we may incur costs in excess of what we anticipate. These risks would likely be greater in the case of larger acquisitions.

Interruption of manufacturing or distribution operations could adversely affect our business, financial condition and results of operations.

We and our third-party manufacturers have manufacturing sites all over the world. In some instances, however, the manufacturing of certain of our product lines is concentrated in one or a few plants which are concentrated in a single country or region. Damage to one or more facilities or related operations from weather or natural disaster-related events, vulnerabilities in technology, cyber-attacks against our information systems or the information systems of our business partners (such as ransomware attacks), issues in manufacturing arising from failure to follow specific internal protocols and procedures, compliance concerns relating to the Quality System Regulation (“QSR”) and Good Manufacturing Practice requirements, equipment breakdown or malfunction, reductions in operations and/or worker absences, trade impediments, international sanctions, wars or other factors could adversely affect the ability to manufacture and distribute our products. In the event of an interruption in manufacturing or involving a critical supplier, we may be unable to move quickly to alternate means of producing or acquiring affected products or to meet customer demand, and alternative sources of supply may not be adequate to accommodate sudden increases in demand. We have experienced such interruptions previously (including in connection with our enterprise resource planning system implementation which negatively impacted distribution of our products), and we may experience such interruptions in the future. In the event of a significant interruption, for example, as a result of our or a supplier’s failure to follow regulatory protocols and procedures or as a result of a bankruptcy, we (or our suppliers) may experience lengthy delays in resuming production of affected products due primarily to the need for additional regulatory approvals. The global supply chain has been and continues to be negatively impacted by a variety of macro factors which have, in part, resulted in challenges to meet end market demand in some instances. As a result, we may experience lost sales, which we may be unable to recover, loss of market share, which we may be unable to recapture, and/or harm to our reputation, which could adversely affect our business, financial condition and results of operations.

Challenges integrating, transitioning and implementing a new enterprise resource planning ("ERP") system have adversely affected our business and operations, and may in the future have further adverse effects.

As a result of technology initiatives, changes in our system platforms and the ongoing integration of business acquisitions, we have been consolidating and integrating the ERP systems that we operate. ERP consolidation and integration programs are highly complex, require substantial management and financial resources, and may adversely affect our ability to process and/or fulfill orders, provide customer service, send and collect invoices, manage our contracts, manage our distribution network, provide financial information or otherwise run our business, in a timely manner or at all, or without incurring additional expenses or disruption.

At the beginning of our third quarter of fiscal 2024, we began transitioning certain distribution and sales systems in the Americas to a new ERP system as part of a multi-year project. We experienced unanticipated challenges during the transition that disrupted our ability to fulfill customer orders during the second half of fiscal 2024. These ERP-related business interruptions caused several adverse consequences, including disruption to our ability to distribute product, difficulty in meeting customer demand, productivity declines and delays in invoicing customers, as well as causing the transition to the new ERP system to be more expensive and time-consuming than we anticipated. In addition, some customers affected by these disruptions may have secured supply from alternative sources, and we may not be able to regain their trust and business. Additional disruptions, delays or deficiencies in the transition, design, and implementation of this ERP system, particularly any disruptions, delays or deficiencies that impact our operations, could in the future have a material adverse effect on our business.

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

In addition, many of our products require sterilization prior to sale, and we utilize a mix of internal resources and contract sterilizers to perform this service. We also provide contract sterilization services to certain of our customers. To the extent we or our contract sterilizers are or may become unable to sterilize our products or provide sterilization services to us or to our customers, whether caused by insufficient capacity; unavailability of materials for sterilization; regulatory or other restrictions on the use of certain sterilizing methods such as use of ethylene oxide; the bankruptcy or other financial constraints of the sterilizer (as we experienced with respect to one sterilization supplier in 2024); or otherwise, we may be unable to transition to other contract sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner or at all, which could have a material impact on our results of operations and financial condition.

We and our business partners are dependent on sophisticated information technology and if we fail to effectively maintain or protect our information systems and data, including from cybersecurity events, our business could be adversely affected.

We are dependent on sophisticated information technology for our products and infrastructure. As a result of technology initiatives, expanding and evolving privacy and cybersecurity laws, changes in our system platforms and the ongoing integration of business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems and cybersecurity capabilities. In addition, some of our products and services incorporate software or information technology that collects data regarding patients and patient therapy, and some software and other products we provide to customers connect to our and third party systems for maintenance and other purposes. We also have outsourced elements of our operations to third parties (including suppliers, customers and other business partners), and, as a result, we manage a number of third parties who may now or could in the future have access to our confidential information, including, but not limited to, intellectual property, proprietary business information and personal information of patients, team members and customers (collectively “Confidential Information”).

Our information systems, and those of third parties with whom we contract, require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information technology, evolving systems and regulatory standards, changing threats and vulnerabilities, and the increasing need to protect data including patient, customer and Confidential Information. In addition, given their size and complexity, these systems are vulnerable to service interruptions and to security breaches from inadvertent or intentional actions by our employees, third party suppliers and/or business partners, and from cyber attacks by malicious third parties attempting to gain unauthorized access to our products, systems or Confidential Information. Our use of artificial intelligence and machine learning in our infrastructure and products exposes us to new threats, risks and uncertainties, including with respect to changing laws and regulations regarding the use of such technologies.

Like other large multi-national corporations, we and the third parties with whom we contract regularly experience cyber attacks, certain of which (including email phishing attacks on our email systems) have been successful, and we expect to continue to be subject to such attacks. These attacks may include phishing, state-sponsored cyber attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents. Evolving artificial intelligence and machine learning tools continue to improve the capabilities of cyber attackers. In addition, as a result of our adoption of remote work arrangements in many positions, a significant number of our employees who are able to work remotely are doing so, and malicious cyber actors may increase efforts targeting remote workers, which exposes us to additional cybersecurity risks. Our cybersecurity program, incident response efforts, business continuity procedures and disaster recovery planning may not be sufficient for all eventualities. If we (or third parties with whom we contract) fail to maintain or protect our information systems and data integrity effectively, we could:

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
•
suffer outages or disruptions in our operations, supply chain, products and/or services, including our ZBEdge® ecosystem;
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
•
suffer other adverse consequences.

Additionally, cybersecurity events suffered by health insurers and other third-party payors have delayed and otherwise adversely affected the demand and payment for surgical procedures and treatments involving our products and services, which adverse effects may continue, recur, and/or change in scope or magnitude in the future.

We will continue to dedicate significant resources to protect against unauthorized access to our systems and work with government authorities to detect and reduce the risk of future cyber incidents; however, cyber attacks are becoming more sophisticated, frequent and adaptive. Therefore, despite our efforts, we cannot assure that cybersecurity incidents or data breaches will not occur or that technology or information system issues will not arise in the future. Any significant breakdown, intrusion, breach, interruption, corruption or destruction of these systems could have a material adverse effect on our business and reputation and could materially adversely affect our results of operations and financial condition.

Business interruptions and disruptions have adversely impacted, and may, either alone or in combination with other risks, in the future adversely impact, our business, results of operations and financial condition, the nature and extent of which impacts are uncertain and unpredictable.

Our operations expose us to risks from business interruptions that may arise from a variety of sources, including public health crises; supply chain disruptions; loss of or limitations on access to certain markets due to trade and tariff disputes and disruptions or national, regional and global conflicts; adverse economic developments; healthcare staffing challenges; government shutdowns; natural disasters; and other events that can, singly or in combination with other factors, adversely affect our business and financial results. There can be no assurance that we will successfully manage such risks without adverse impacts to our business or financial results.

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

Initiatives to limit the growth of general healthcare expenses and hospital costs are ongoing in the markets in which we do business, and we have experienced downward pressure on product pricing and other effects of healthcare reform in our international markets. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing. For example, China has implemented volume-based procurement (“VBP”) processes designed to reduce medical spending, which have in the past resulted in, and could in the future result in, reduced margins on covered devices and products, required renegotiation of distributor arrangements, and incurrence of inventory-related charges. In cases where our product is not selected in VBP, sales of that product are substantially impacted. “Buy local” initiatives have in the past resulted in, and could in the future result in, reduced demand for our products, as well as reduced margins on covered devices and products, required renegotiation of distributor arrangements and incurrence of inventory-related charges. Similarly, the Italian Public Administration has implemented a “Pay Back” law to obtain reimbursement from the medical device industry to contribute to government overspending on medical devices beginning in 2015, which assessments we have challenged, and a “Fund for the Government of Medical Devices” applicable to revenues relating to medical devices, large medical equipment and in vitro diagnostic devices commencing in 2024, which assessment we have also challenged. Additional cost reduction and recovery strategies are likely to be proposed in various jurisdictions, the effects of which are difficult to predict, but may have a material adverse effect on our sales and results of operations.

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

Financial, Credit and Liquidity Risks

We incurred substantial additional indebtedness in connection with previous mergers and acquisitions, may incur additional substantial indebtedness in connection with future mergers and acquisitions, and may not be able to meet all of our current and future debt obligations. In addition, interest rate risk could adversely affect our current and future indebtedness.

We incurred substantial indebtedness in connection with previous mergers and acquisitions, and may incur substantial additional indebtedness in connection with future mergers and acquisitions. At December 31, 2024, our total indebtedness was $6.2 billion. As of December 31, 2024, our debt service principal obligations (excluding interest, leases and equipment notes), during the next 12 months are expected to be $0.9 billion. As a result of the increase in our debt, demands on our cash resources have increased; such demand would further amplify if we fund future mergers and acquisitions using debt financing. Our current and future increased level of debt could, among other things:

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

Tax law changes in certain foreign jurisdictions in which we operate conforming to Pillar Two of the base erosion and profit shifting plan (“Pillar Two”) undertaken by the Organisation for Economic Co-operation and Development began to take effect in 2024. We expect the implementation and interpretation of Pillar Two across jurisdictions where we do business to have adverse effects on our effective tax rate, results of operations, and cash flows. These tax law changes require profits earned in such jurisdictions to be subject to a minimum 15 percent income tax rate.

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

We structure certain of our relationships with independent agents and distributors in a manner that we believe results in an independent contractor relationship, not an employee relationship. Although we believe that these independent agents and distributors are properly characterized as independent contractors, tax, labor or other regulatory authorities may in the future challenge our characterization of these relationships. Further, we have been subject to lawsuits challenging the characterization of these relationships. Changes in classification from independent contractor to employee can result in a change to various requirements associated with the payment of wages, tax withholding, and the provision of unemployment, health, and other traditional employer-employee related benefits. If regulatory authorities or state, federal or foreign courts were to determine our independent agents or distributors are employees and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes, as well as provide other employer-employee related benefits. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our independent agents and distributors are our employees could have a material adverse effect on our business, financial condition or results of operations.

Future material impairments in the carrying value of our intangible assets, including goodwill, would negatively affect our operating results.

Goodwill and intangible assets represent a significant portion of our assets. At December 31, 2024, we had $9.0 billion in goodwill and $4.6 billion of intangible assets. The goodwill results from our acquisition activity and represents the excess of the consideration transferred over the fair value of the net assets acquired. We assess at least annually whether events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. As discussed further in Note 11 to our consolidated financial statements, in the fourth quarter of 2022, we recorded goodwill impairment charges of $289.8 million as a result of, among other factors, changes in foreign currency exchange rates in our European-based currencies, inflation and a higher interest rate environment; and in the second quarter of 2022, we recorded $3.0 million of an in-process research and development (“IPR&D”) intangible asset impairment on a certain IPR&D project. There were no impairment charges during the years ended December 31, 2024 and 2023, but if the operating performance at one or more of our reporting units significantly declines, including if competing or alternative technologies or pharmacological treatments, emerge, if market conditions or future cash flow estimates for one or more of our businesses decline, or as a result of restructuring initiatives pursuant to which we reorganize our reporting units, we could be required to record additional impairment charges. Any write-off of a material portion of our goodwill or unamortized intangible assets would negatively affect our results of operations.

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

We sell our products in more than 100 countries and derived approximately 42 percent of our net sales in 2024 from outside the U.S. We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•
changes in foreign medical reimbursement policies and programs;
•
differences in and changes to foreign regulatory requirements, such as more stringent requirements for regulatory clearance of products;
•
differing local product preferences, local product requirements and “buy local” initiatives;
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
•
data privacy and cybersecurity requirements and labor relations laws that may add to the complexity and costs of our operations or require changes to our products or business processes;
•
extraterritorial effects of U.S. laws such as the FCPA;
•
effects of foreign anti-corruption laws, such as the United Kingdom Bribery Act;
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

Furthermore, political tensions between the U.S., Canada, Mexico, China and certain other countries have escalated in recent years. Rising political tensions could reduce trade, investment and other economic activities between or among these economies. Any of these factors could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Tariffs, trade restrictions and other trade measures could adversely affect our business and financial results.

We operate in multiple countries and maintain a complex global supply chain and distribution network which exposes us to a variety of risks from U.S. and other countries’ international trade and tariff policies. Changes to tariffs, trade restrictions and protection measures applicable to trade with certain countries, trade in certain types of goods, or otherwise; new import or export requirements; changes to trade agreements; new or increased tariffs, trade embargoes, sanctions and other trade barriers may prevent us from shipping products to or from a particular market, restrict our access to certain sources of raw materials and other inputs, increase our operating costs and disrupt our ability to collect payment for our products and services in particular markets. For example, the U.S. has imposed tariffs and export controls on certain goods and products imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Recently, the U.S. has imposed or threatened to impose additional tariffs on imports from Canada, China, Mexico and other countries, and has further threatened to impose additional tariffs on certain steel and aluminum imports; certain countries have imposed or threatened to impose retaliatory tariffs. We cannot predict how these developments will impact us, and existing or future tariffs and trade restrictions could have a material adverse effect on our business and financial results. Additionally, these and other tariffs and further retaliatory trade measures could result in an increase in supply chain costs that we may not be able to offset in full or in part or that may otherwise adversely impact our financial results.

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

Our global regulatory environment is increasingly stringent, unpredictable and complex. The products and services we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other national, regional, state and other governmental authorities. The process of obtaining regulatory approvals and clearances to market these products can be costly and time consuming and approvals might not be granted for future products on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products or product enhancements, or loss of approval for current products, could result in delayed realization of product revenues or in substantial additional costs. Emerging opportunities, including those presented by the use of machine learning and artificial intelligence in our current and future products, devices and services are expected to present new, complex and potentially inconsistent legal and regulatory requirements across the various jurisdictions in which we operate.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations, the EU MDR and other national, regional, state and other requirements. These requirements relate to quality systems, recordkeeping, labeling, promotional and marketing requirements, adverse event reporting, monitoring and other regulations, which are subject to continual review and are monitored rigorously through periodic inspections by regulators, which may result in observations (such as on FDA Form 483), and in some cases warning letters, that require corrective action or other forms of enforcement. Additionally, the availability of designated European notified body services to certify compliance with the EU MDR requirements is limited, which may delay the marketing approval for some of our products under the EU MDR (and, potentially, the UK MDR). Furthermore, regulators strictly regulate the promotional claims that we may make about approved or cleared products.

If a regulator were to conclude that we are not in compliance with applicable laws or regulations, that any of our products are ineffective or pose an unreasonable health risk, that any of our products’ long-term statistical performance does not meet regulatory expectations, or that we have marketed or promoted a product for use other than as indicated in the product labelling approved by the regulator, the regulator may ban such products; detain or seize adulterated or misbranded products; order a recall, repair, replacement, or refund of payment of such products; refuse to grant pending premarket approval applications; refuse to provide certificates for exports; require us to notify healthcare professionals and others that the products present unreasonable risks of substantial harm to the public health; and subject us to fines, injunctions or other penalties. The regulator may also impose operating restrictions, including a ceasing of operations at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to our products, seizing our products, and/or assessing civil or criminal penalties against our officers, employees or us. Regulators could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us, and/or recommend prosecution. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

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

The sales, marketing and pricing of products and relationships that medical products companies have with healthcare providers are under increased scrutiny around the world. Our industry is subject to various laws and regulations pertaining to healthcare fraud and abuse, including the False Claims Act, the Anti-Kickback Statute, the Stark law, the Physician Payments Sunshine Act, the Food, Drug, and Cosmetic Act and similar laws and regulations in the U.S. and around the world. In addition, we are subject to various laws concerning anti-corruption and anti-bribery matters (including the FCPA and the United Kingdom Bribery Act), sales to countries or persons subject to economic sanctions and other matters affecting our international operations. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the U.S., exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. These laws are administered by, among others, the DOJ, the Office of Inspector General of the Department of Health and Human Services, the SEC, the OFAC, the Bureau of Industry and Security of the U.S. Department of Commerce and state attorneys general.

If we fail to comply with data privacy and security laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

We process personal and personal health data in our business, particularly through our ZBEdge® ecosystem. In addition, some of our products and services incorporate software or information technology that processes patient health data for treatment, maintenance and other purposes. Further, we obtain and process personal data related to our employees, individual business partners (such as physicians and consultants), and website visitors located around the world. These data and information-focused activities carry additional risk.

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

We engage third parties to enhance and strengthen our cybersecurity program, to provide additional capabilities and support and to provide annual independent assessments and evaluations of our cybersecurity program. Third parties also provide managed services for incident response, proactive threat identification services, security architecture consulting, security remediation services, patching and external audit services.

Like other large multi-national corporations, we regularly experience cybersecurity incidents, and we expect to continue to be subject to such incidents. To date, there have not been any previous cybersecurity incidents that materially affected us. However, we are subject to ongoing risks from cybersecurity threats that could materially affect us, including our business strategy, results of operations, or financial condition, as further described in Item 1A. Risk Factors - We and our business partners are dependent on sophisticated information technology and if we fail to effectively maintain or protect our information systems and data, including from cybersecurity events, our business could be adversely affected.

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

Our VP, IT Global Infrastructure (“ITGI”) leads our cybersecurity program through our global information security operations team and also leads our IT Governance, Risk and Compliance and Incident Response functions. Our acting Chief Information Security Officer (“CISO”) leads our security operations functions. Our CISO has over 10 years of experience in information technology security obtained in civilian and military roles and our ITGI has over 20 years of experience in information technology and cybersecurity leadership obtained in civilian roles. As part of our cybersecurity program, our CISO and/or our Chief Information and Technology Officer regularly report on cybersecurity matters to our Audit Committee. As of December 31, 2024, our Cybersecurity, Risk and Compliance teams consisted of team members and contractors, many of whom have advanced degrees and cybersecurity-related industry certifications. Under the direction of our ITGI and CISO, we monitor developments that could affect our long-term organizational cybersecurity strategy based on threats globally and to continually enhance our cybersecurity program in response to such developments.

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

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange and the SIX Swiss Exchange under the symbol “ZBH.” As of February 10, 2025, there were approximately 12,544 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

The information required by this Item concerning equity compensation plans is incorporated herein by reference to Item 12 of this report.

The graph below shows the cumulative total stockholder return on our common stock compared to the S&P 500 Stock Index and the S&P 500 Health Care Equipment Index. The chart assumes $100 was invested on December 31, 2019 in Zimmer Biomet common stock and each index and that dividends were reinvested. Returns over the indicated period should not be considered indicative of future returns.

	December 31,
Company/Index	2019	2020	2021	2022	2023	2024
Zimmer Biomet Holdings, Inc.	$100.00	$103.76	$86.09	$89.80	$86.38	$75.61
S&P 500 Stock Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Health Care Equipment Index	100.00	117.63	140.40	113.92	124.22	137.81

Issuer Purchases of Equity Securities

The following table summarizes repurchases of common stock settled during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program(1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
October 2024	554,874	$104.62	554,874	$1,249,999,420
November 2024	-	-	-	1,249,999,420
December 2024	-	-	-	1,249,999,420
Total	554,874	$104.62	554,874	$1,249,999,420

(1) In May 2024, our Board of Directors authorized a $2.0 billion share repurchase program effective May 29, 2024, with no expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 1, 2022, we completed the spinoff of our spine and dental businesses into ZimVie. The historical results of our spine and dental businesses have been reflected as discontinued operations in our consolidated financial statements in our 2022 results through the date of the spinoff. See Note 3 to our consolidated financial statements for additional information. The following discussion and analysis is presented on a continuing operations basis unless otherwise noted.

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

The following discussion, analysis and comparisons generally focus on the operating results for the years ended December 31, 2024 and 2023. Discussion, analysis and comparisons of the years ended December 31, 2023 and 2022 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1 to our Current Report on Form 8-K filed on August 7, 2024. The Current Report on Form 8-K filed on August 7, 2024 was filed solely to recast financial information and related disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2023 to reflect changes to the operating profit measures of our operating segments.

EXECUTIVE LEVEL OVERVIEW

2024 Financial Highlights

In 2024, our net sales increased 3.8 percent when compared to 2023. Net sales growth was driven by a combination of market growth, new product introductions, positive price realization and commercial execution across the organization. These favorable items were negatively impacted by our transition in July 2024 to a new enterprise resource planning ("ERP") software system for a significant portion of our U.S. and Canada sales and commercial operations. As a result of this ERP implementation, we experienced operational challenges which affected our ability to fulfill certain customer orders. This disruption mostly affected our U.S. net sales, but our International net sales were also impacted as shipments to our international affiliates were delayed. Shipping levels returned to similar levels that existed prior to the implementation by the end of the year. For the full year 2024, we estimate this ERP implementation had less than a one percent impact to our net sales. In addition, our net sales in 2024 were tempered by a negative 1.0 percent effect from changes in foreign currency exchange rates.

Our net earnings were $903.8 million in 2024 compared to $1,024.0 million in 2023. The decline in net earnings was driven by higher favorable tax settlements in 2023 compared to 2024, higher charges from our 2023 Restructuring Plan which was instituted at the end of 2023 and continued into 2024, including $84.6 million in employee termination benefits-related charges recognized in 2024, and higher intangible asset amortization. These unfavorable items were partially offset by the net sales increase, savings from our 2023 Restructuring Plan and other initiatives, and lower research and development ("R&D") spending for initial compliance with the European Union Medical Device Regulation ("EU MDR").

2025 Outlook (excludes any impacts from the proposed Paragon 28, Inc. acquisition)

We expect year-over-year revenue growth of 1.0 percent to 3.5 percent in 2025 to be driven by a combination of market growth, new product introductions and commercial execution. Based on foreign currency exchange rates at the end of 2024, we expect foreign currency to negatively affect year-over-year net sales by approximately 1.5 percent to 2.0 percent. We estimate operating profit will increase in 2025 when compared to 2024 due to higher net sales, leverage from fixed operating expenses, ongoing savings from our restructuring plans and lower employee termination and other charges from our restructuring plans. However, we estimate these favorable items may be partially offset by higher intangible asset amortization, higher net interest expense due to higher interest rates and a higher estimated effective tax rate due to favorable 2024 adjustments that are not expected to recur.

RESULTS OF OPERATIONS

We review sales by two geographies, the United States and International, and by the following product categories: Knees; Hips; S.E.T. (Sports Medicine, Extremities, Trauma, Craniomaxillofacial and Thoracic); and Technology & Data, Bone Cement and Surgical. This sales analysis differs from our reportable operating segments, which are based upon our senior management organizational structure and how we allocate resources toward achieving operating profit goals. We review sales by these geographies because the underlying market trends in any particular geography tend to be similar across product categories, because we primarily sell the same products in all geographies and because many of our competitors publicly report in this manner. Our business is seasonal in nature to some extent, as many of our products are used in elective surgical procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans.

Net Sales by Geography

The following table presents net sales by geography and the percentage changes (dollars in millions):

	Year Ended December 31,
	2024	2023	2022	2024 vs. 2023 % Inc	2023 vs. 2022 % Inc
United States	$4,439.0	$4,288.8	$4,012.4	3.5%	6.9%
International	3,239.6	3,105.4	2,927.5	4.3	6.1
Total	$7,678.6	$7,394.2	$6,939.9	3.8	6.5

Net Sales by Product Category

The following table presents net sales by product category and the percentage changes (dollars in millions):

	Year Ended December 31,
	2024	2023	2022	2024 vs. 2023 % Inc	2023 vs. 2022 % Inc
Knees	$3,173.5	$3,038.4	$2,778.3	4.4%	9.4%
Hips	1,999.1	1,967.2	1,894.9	1.6	3.8
S.E.T.	1,865.7	1,752.6	1,696.7	6.5	3.3
Technology & Data, Bone Cement and Surgical	640.3	636.0	570.0	0.7	11.6
Total	$7,678.6	$7,394.2	$6,939.9	3.8	6.5

The following table presents net sales by product category by geography for our Knees and Hips product categories (dollars in millions):

	Year Ended December 31,
	2024	2023	2022	2024 vs. 2023 % Inc	2023 vs. 2022 % Inc
Knees
United States	$1,814.7	$1,770.6	$1,615.0	2.5%	9.6%
International	1,358.8	1,267.8	1,163.3	7.2	9.0
Total	$3,173.5	$3,038.4	$2,778.3	4.4	9.4
Hips
United States	$1,040.0	$1,012.3	$960.9	2.7%	5.4%
International	959.1	954.9	934.0	0.4	2.2
Total	$1,999.1	$1,967.2	$1,894.9	1.6	3.8

Demand (Volume/Mix) Trends

Changes in volume and mix of product sales had a positive effect of 4.2 percent on year-over-year sales growth in 2024. Market growth and new product introductions contributed positively to volume and mix trends, but were partially offset by the operational challenges resulting from our ERP implementation. Market growth is being driven by an aging and active population, technological advancements, and data showcasing positive clinical outcomes among other factors.

Pricing Trends

Global selling prices had a positive effect of 0.6 percent on year-over-year sales growth in 2024. The majority of countries in which we operate continue to experience pricing pressure from local hospitals, health systems, and governmental healthcare cost containment efforts. However, we have had success in offsetting negative effects of pricing pressure due to internal initiatives and being able to pass some inflationary impacts on to customers.

Foreign Currency Exchange Rates

In 2024, changes in foreign currency exchange rates had a negative effect of 1.0 percent on year-over-year sales.

Geography

The 3.5 percent net sales growth in the U.S. in 2024 when compared to 2023 was driven by market growth in our Knees, Hips and S.E.T. product categories. However, net sales in the U.S. were negatively impacted by the implementation of our new ERP system which caused operational challenges in fulfilling customer orders. Internationally, net sales increased by 4.3 percent in 2024 when compared to 2023. The 2024 International net sales increase was similarly driven by market growth in most of our international markets, but volume increases were partially offset by the negative impacts of changes in foreign currency exchange rates of 2.3 percent.

Product Categories

In 2024, our Knees and Hips net sales increased by 4.4 percent and 1.6 percent, respectively, when compared to 2023 due to market growth and new product introductions. Changes in foreign currency exchange rates had negative effects of 0.8 percent and 1.4 percent on 2024 Knees and Hips net sales, respectively. S.E.T. net sales increased by 6.5 percent in 2024 when compared to 2023. S.E.T. net sales growth was primarily driven by net sales growth in CMFT, sports medicine and upper extremities products of 14.0 percent, 13.1 percent and 6.0 percent, respectively, partially offset by a 0.5 percent decline in net sales of trauma products. Changes in foreign currency exchange rates had a negative effect of 0.6 percent on 2024 S.E.T. net sales. Technology & Data, Bone Cement and Surgical product category net sales increased by 0.7 percent in 2024 when compared to 2023 primarily due to higher net sales for our ROSA robot in the first half of the year, but was partially offset by the operational challenges from our ERP system implementation.

Expenses as a Percent of Net Sales

	Year Ended December 31,
	2024	2023	2022	2024 vs. 2023 Inc/(Dec)	2023 vs. 2022 Inc/(Dec)
Cost of products sold, excluding intangible asset amortization	28.5%	28.2%	29.1%	0.3%	(0.9)%
Intangible asset amortization	7.7	7.6	7.6	0.1	-
Research and development	5.7	6.2	5.9	(0.5)	0.3
Selling, general and administrative	38.2	38.4	39.8	(0.2)	(1.4)
Goodwill and intangible asset impairment	-	-	4.2	-	(4.2)
Restructuring and other cost reduction initiatives	2.9	2.1	2.8	0.8	(0.7)
Quality remediation	-	-	0.5	-	(0.5)
Acquisition, integration, divestiture and related	0.3	0.3	0.2	-	0.1
Operating Profit	16.7	17.3	10.0	(0.6)	7.3

Cost of Products Sold and Intangible Asset Amortization

Cost of products sold, excluding intangible asset amortization, increased in both amount and as a percentage of net sales in 2024 compared to 2023. The increase in amount was primarily due to a higher volume of net sales. The increase as a percentage of net sales was due to higher manufacturing costs from inflation and other cost pressures. The manufacturing cost increase was partially offset by lower royalty expense, volume and mix shift to higher margin products and markets, and improved pricing. The reduction in royalty expense was partially the result of agreements we entered into in 2023 to acquire intellectual property through the buyout of certain licensing arrangements, which are recognized as intangible assets and result in additional intangible asset amortization expense instead of royalty expense.

Intangible asset amortization expense increased in amount and as a percentage of net sales in 2024 when compared to 2023 due to acquisitions we made in 2024 and 2023, the buyout of certain royalty-related licensing agreements as described above and other technology-based asset purchases in 2024.

We calculate gross profit as net sales minus cost of products sold and intangible asset amortization. Our gross margin percentage is gross profit divided by net sales. The following table sets forth the factors that contributed to the gross margin changes in each of 2024 and 2023 compared to the prior year:

	Year Ended December 31,
	2024	2023
Prior year gross margin	64.2%	63.3%
Impact from selling prices	0.2	(0.2)
Manufacturing costs	(1.2)	(0.1)
Volume, product and market mix and other	0.7	1.4
Inventory charges	0.1	(0.5)
Changes in foreign currency exchange rates	(0.1)	0.3
Intangible asset amortization	(0.1)	-
Current year gross margin	63.8%	64.2%

Operating Expenses

Research & development (“R&D”) expenses decreased in both amount and as a percentage of net sales in 2024 compared to 2023. The decreases were driven by lower spending on our initial compliance with the EU MDR as we continue to make progress on the approvals of our products, and savings from our 2023 Restructuring Plan.

Selling, general & administrative (“SG&A”) expenses increased in amount, but decreased as a percentage of net sales in 2024 compared to 2023. The increase in expenses was due to selling and distribution costs that are variable expenses which increase as net sales increase. In addition, SG&A expense increased due to higher bad debt-related charges driven by a bankruptcy at a significant U.S. healthcare system, higher instrument-related costs due to new product introductions, higher litigation-related charges, a gain recognized in 2023 from the sale of an asset which did not recur in 2024, and higher spending on various strategic initiatives. These higher expenses were partially offset by savings from our 2023 Restructuring Plan and lower performance-related expenses. The decline in SG&A expenses as a percentage of net sales was due to many of our SG&A expenses being fixed costs that do not change as net sales increase.

In December of each of 2023, 2021 and 2019, we initiated global restructuring programs (the “2023 Restructuring Plan,” the “2021 Restructuring Plan” and the “2019 Restructuring Plan,” respectively). We also have other cost reduction and optimization initiatives that have the goal of reducing costs across the organization. We recognized expenses of $219.0 million and $151.9 million in 2024 and 2023, respectively, primarily related to employee termination benefits, sales agent contract terminations, and consulting and project management expenses associated with these programs. The expenses were higher in 2024 compared to 2023 primarily due to additional expenses related to the 2023 Restructuring Plan that had just been initiated at the end of 2023 and additional expenses related to our U.S. and Canada ERP implementation. For more information regarding these expenses, see Note 5 to our consolidated financial statements.

Acquisition, integration, divestiture and related expenses increased in 2024 when compared to 2023 due to the acquisitions made in 2024 as well as the fact that the 2023 acquisitions only had a partial year of integration costs in 2023.

Other Expense, net, Interest Expense, net, and Income Taxes

In 2024, we incurred a loss of $31.1 million in our other expense, net compared to a loss of $9.3 million in 2023. The year-over-year change was primarily due to higher losses on debt and equity security investments in 2024 when compared to 2023.

Interest expense, net, increased in 2024 when compared to 2023, primarily from higher average debt balances, higher interest rates on new debt issued in 2024 that replaced debt that matured and higher losses incurred on our fixed-to-variable interest rate swaps in 2024.

Our effective tax rate (“ETR”) on earnings from continuing operations before income taxes was 12.7 percent and 4.0 percent for the years ended December 31, 2024 and 2023, respectively. In 2024, the ETR was primarily driven by the foreign rate differential as our foreign locations have lower corporate income tax rates and net favorable impact of changes to unrecognized tax benefits. In 2023, the ETR was primarily driven by net favorable impact of changes to unrecognized tax benefits.

Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the continued adoption of Pillar Two proposals which began to take effect in 2024; the outcome of various federal, state and foreign audits, appeals, and litigation; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of all these items on our financial results.

See Note 17 to our consolidated financial statements for additional information on our income taxes.

Segment Operating Profit

							Segment Profit as a
	Net Sales			Segment Profit			Percentage of Net Sales
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(dollars in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Americas	$4,794.8	$4,624.1	$4,295.5	$2,577.0	$2,487.1	$2,282.4	53.7%	53.8%	53.1%
EMEA	1,691.1	1,592.4	1,456.5	585.8	538.2	416.1	34.6	33.8	28.6
Asia Pacific	1,192.8	1,177.7	1,187.8	457.6	432.3	429.1	38.4	36.7	36.1

Americas

In the Americas, operating profit increased, but operating profit as a percentage of net sales slightly decreased, in 2024 compared to 2023. The increase in operating profit in 2024 was primarily due to higher net sales driven by market growth and new product introductions, coupled with lower royalty expense as a result of agreements we entered into in 2023 to acquire intellectual property through the buyout of certain licensing arrangements. However, operating profit as a percentage of net sales decreased slightly due to investments in instruments to support new product introductions and higher bad debt-related charges in 2024.

EMEA

In EMEA, operating profit and operating profit as a percentage of net sales increased in 2024 when compared to 2023. The increases were due to higher net sales driven by market growth and improved pricing, lower excess and obsolete inventory charges, reduced royalty expense as a result of agreements we entered into in 2023 to acquire intellectual property through the buyout of certain licensing arrangements, and lower expenses driven by our 2023 Restructuring Plan and cost savings initiatives.

Asia Pacific

In Asia Pacific, operating profit and operating profit as a percentage of net sales increased in 2024 when compared to 2023. The increases were due to higher net sales driven by market growth and improved pricing, reduced royalty expense as a result of agreements we entered into in 2023 to acquire intellectual property through the buyout of certain licensing arrangements, and lower expenses driven by our 2023 Restructuring Plan and cost savings initiatives.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, we had $525.5 million in cash and cash equivalents. In addition, we had $1.0 billion available to borrow under a 364-day revolving credit agreement that matures on June 27, 2025, and $1.5 billion available under a five-year revolving facility that matures on June 28, 2029. The terms of the 364-day revolving credit agreement and the five-year revolving facility are described further in Note 13 to our consolidated financial statements.

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

Sources of Liquidity

Cash flows provided by operating activities from continuing operations were $1,499.4 million in 2024 compared to $1,581.6 million in 2023. The decrease in 2024 was primarily due to a higher volume of accounts payable payments near the end of 2024 relative to 2023 as well as higher bonus, income tax and restructuring-related payments. These unfavorable items were partially offset by lower inventory investments in 2024 when compared to 2023.

Cash flows used in investing activities from continuing operations were $888.1 million in 2024 compared to $778.9 million in 2023. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio, including new product introductions, optimization of our manufacturing and logistics networks, and investments in ERP software. The decline in property, plant and equipment additions in 2024 when compared to 2023 was driven by lower ERP software spend as that project is getting implemented, in addition to 2023 including investment in a corporate aircraft which did not recur in 2024. In addition, in 2024 we paid $276.3 million related to acquisitions and $153.0 million to acquire the ownership rights or gain access to various technologies that were recognized as intangible assets.

Cash flows used in financing activities from continuing operations were $484.5 million in 2024 compared to $763.5 million in 2023. In 2024, we issued senior notes for $1,436.3 million and used the proceeds, along with cash on hand, to repurchase $868.0 million of our common stock, redeem $850.0 of our senior notes and repay a net $50.0 million under an uncommitted credit facility. In 2023, we used the proceeds from draws on our existing credit facilities, along with cash on hand, to repurchase $692.2 million of our common stock. In 2023, we issued senior notes for $499.8 million and used those proceeds to repay amounts outstanding under our existing credit facilities and for general corporate purposes, such that we repaid a net $325.0 million on our various revolving credit facilities and $120.2 million of other debt obligations that were due in the first quarter of 2023.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of December 31, 2024, $436.8 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $59.3 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The remaining amount is denominated in currencies of the various countries where we operate. As discussed in Note 17 to our consolidated financial statements, we generally intend to limit distributions such that they would not result in significant U.S. tax costs.

Material Cash Requirements from Known Contractual and Other Obligations

At December 31, 2024, we had outstanding debt of $6,204.6 million, of which $863.0 million was classified as current debt that matures on April 1, 2025. We believe we can satisfy these debt obligations with cash generated from our operations, by issuing new debt and/or by borrowing on our committed revolving credit facilities.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 13 to our consolidated financial statements.

In January 2025, we entered into a definitive agreement to acquire all outstanding shares of Paragon 28, Inc (“Paragon 28”). The proposed transaction will require initial consideration of approximately $1.2 billion to be paid at closing, which is expected to occur in the first half of 2025. We expect to fund the proposed transaction through a combination of cash on hand and other available debt financing sources. See Note 22 to our consolidated financial statements for additional information related to this proposed transaction.

In February 2025, we issued senior notes with aggregate principal amounts of $600 million of 4.700% notes due 2027 (“2027 Notes”), $550 million of 5.050% notes due 2030 (“2030 Notes”), and $600 million of 5.500% notes due 2035 (“2035 Notes”). We intend to use the net proceeds from these notes, together with cash on hand or other immediately available funds, to pay the consideration, fees, and expenses for the Paragon 28 acquisition. We further intend to use a portion of the proceeds of the 2027 Notes for general corporate purposes, which may include the repayment of other indebtedness (which could include the repayment of our 3.550% notes due April 1, 2025), share repurchases, financing capital commitments and financing future acquisitions. If we fail to consummate the Paragon 28 acquisition either (i) prior to November 28, 2025 (as such date may be extended in accordance with the terms of the Paragon 28 merger agreement and the supplemental indenture governing the 2030 Notes and the 2035 Notes); or (ii) due to the termination of Paragon 28 merger agreement pursuant to its terms, then we will be obligated to redeem all of the 2030 notes and the 2035 notes on the special mandatory redemption date at a redemption price equal to 101% of the principal amount of such series of notes, plus accrued and unpaid interest to, but excluding, the special mandatory redemption date.

In March, May, August and December 2024, our Board of Directors declared cash dividends of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In May 2024, our Board of Directors authorized a $2.0 billion share repurchase program effective May 29, 2024, with no expiration date. In 2024, we executed share repurchases under this new repurchase program as well as a previous program in an aggregate amount of $868.0 million to return cash to investors as well as to limit ownership dilution from the issuance of common stock under our share-based compensation programs and in connection with our acquisition of Embody, Inc. As of December 31, 2024, $1,250.0 million remained authorized under this program.

As discussed in Note 5 to our consolidated financial statements, we are executing on a 2023 Restructuring Plan, a 2021 Restructuring Plan and a 2019 Restructuring Plan. The 2023 Restructuring Plan along is expected to result in total pre-tax charges of approximately $120 million by the end of 2025, of which $114 million was incurred through December 31, 2024. We expect to reduce gross annual pre-tax operating expenses by $175 million to $200 million relative to the 2023 baseline expenses by the end of 2025 as program benefits under the 2023 Restructuring Plan are realized. The 2021 Restructuring Plan was completed by the end of 2024, resulting in $169 million of total pre-tax charges. We estimate gross annual pre-tax operating expenses were reduced by approximately $190 million relative to the 2021 baseline expenses by the end of 2024. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $400 million by the end of 2025, of which $368 million was incurred through December 31, 2024. In our original estimates, we expected to reduce gross annual pre-tax operating expenses by approximately $180 million to $280 million relative to the 2019 baseline expenses by the end of 2023 as benefits under the 2019 Restructuring Plan were realized. Our latest estimates indicate that we will be near the low end of that range, and the full benefits will not be realized until we complete the closure of a manufacturing facility, which is expected to occur in 2025.

As discussed in Note 17 to our consolidated financial statements, the IRS has issued proposed adjustments for years 2013 through 2015 and for years 2016 through 2019. We have disputed these proposed adjustments and intend to continue to vigorously defend our positions. Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

Under the Tax Cuts and Jobs Act of 2017, we have a $154.6 million liability remaining from a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (“transition tax”) for the deemed repatriation of unremitted foreign earnings. As of December, 31, 2024, $68.7 million and $85.9 million of this amount is recorded in current income tax liabilities and non-current income tax liabilities, respectively, on our consolidated balance sheet.

As discussed in Note 21 to our consolidated financial statements, we are involved in various litigation matters. We estimate the total liabilities for all litigation matters was $156.4 million as of December 31, 2024. However, litigation is inherently uncertain, and upon resolution of any of these uncertainties, we may incur charges in excess of these estimates, and may in the future incur other material judgments or enter into other material settlements of claims. We expect to pay these liabilities over the next few years.

In the normal course of business, we enter into purchase commitments, primarily related to raw materials. However, we do not believe these purchase commitments are material to the overall standing of our business or our liquidity.

We have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our consolidated balance sheets. These estimated payments related to these agreements could range from $0 to $325 million.

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

Excess Inventory and Instruments - We must determine as of each balance sheet date how much, if any, of our inventory may ultimately prove to be unsaleable or unsaleable at our carrying cost. Similarly, we must also determine if instruments on hand will be put to productive use or remain undeployed as a result of excess supply. Accordingly, inventory and instruments are written down to their net realizable value. To determine the appropriate net realizable value, we evaluate current stock levels in relation to historical and expected patterns of demand for all of our products and instrument systems and components. The basis for the determination is generally the same for all inventory and instrument items and categories except for work in process inventory, which is recorded at cost. Obsolete or discontinued items are generally destroyed and completely written off. Management evaluates the need for changes to the net realizable values of inventory and instruments based on market conditions, competitive offerings and other factors on a regular basis.

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

We have four reporting units with goodwill assigned to them. During our annual goodwill impairment testing in the fourth quarter of 2024, for the three reporting units we quantitatively tested their estimated fair values exceeded their carrying values by more than 30 percent. We estimated the fair value of these reporting units using the income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators determined from other businesses that are similar to our reporting unit. We performed a qualitative test on the other reporting unit and concluded it was more likely than not the fair value of this reporting unit exceeded its carrying value.

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

We maintain written policies and procedures governing our risk management activities. Our policy requires that critical terms of hedging instruments be the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be offset by changes in the fair value of hedge instruments. As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign currency exchange forward contracts outstanding at December 31, 2024 indicated that, if the U.S. Dollar uniformly strengthened or weakened in value by 10 percent relative to all currencies, with no change in the interest differentials, the fair value of those contracts would affect earnings in a range of a decrease of approximately $85 million to an increase of approximately $84 million before income taxes in periods through June 2027.

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

We had net assets, excluding goodwill and intangible assets, in legal entities with non-U.S. Dollar functional currencies of $1,950.5 million at December 31, 2024.

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

The majority of our debt is fixed-rate debt and therefore is not exposed to changes in interest rates. Based upon our overall interest rate exposure as of December 31, 2024, a change of 10 percent in interest rates, assuming the principal amount outstanding remains constant, would not have a material effect on interest expense, net. This analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

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

Zimmer Biomet Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Zimmer Biomet Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Zimmer Biomet Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of earnings, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Tax Liabilities for Certain Unrecognized Tax Benefits

As described in Notes 2 and 17 to the consolidated financial statements, the Company has recorded tax liabilities for unrecognized tax benefits with a consolidated balance of $241.4 million as of December 31, 2024. The calculation of certain of the Company’s estimated tax liabilities, representing a majority of the consolidated balance, involves dealing with uncertainties in the application of complex tax laws and regulations in numerous jurisdictions across the Company’s global operations. The Company’s income tax filings are regularly under audit in multiple federal, state and foreign jurisdictions. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and accurate measurement of tax liabilities for unrecognized tax benefits, including controls addressing the completeness of the tax liabilities. These procedures also included, among others, (i) evaluating the accuracy of the measurement of tax liabilities for certain unrecognized tax benefits by testing certain information used in the calculation of tax liabilities for certain unrecognized tax benefits by jurisdiction, on a sample basis; (ii) assessing the completeness of the Company’s identification of tax liabilities for unrecognized tax benefits and possible outcomes for certain unrecognized tax benefits; and (iii) evaluating the status and results of income tax audits related to certain unrecognized tax benefits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in evaluating management’s application of complex tax laws and regulations in various jurisdictions and assessing the reasonableness of certain of the Company’s tax positions.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 25, 2025

We have served as the Company’s auditor since 2000.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Net Sales	$7,678.6	$7,394.2	$6,939.9
Cost of products sold, excluding intangible asset amortization	2,191.2	2,083.8	2,019.5
Intangible asset amortization	591.9	561.5	526.8
Research and development	437.4	458.7	406.0
Selling, general and administrative	2,929.8	2,838.9	2,761.7
Goodwill and intangible asset impairment	-	-	292.8
Restructuring and other cost reduction initiatives	219.0	151.9	191.6
Quality remediation	-	-	33.8
Acquisition, integration, divestiture and related	23.6	21.7	11.4
Operating expenses	6,392.9	6,116.5	6,243.6
Operating Profit	1,285.7	1,277.7	696.3
Other expense, net	(31.1)	(9.3)	(128.0)
Interest expense, net	(218.0)	(201.2)	(164.8)
Earnings from continuing operations before income taxes	1,036.6	1,067.3	403.5
Provision for income taxes from continuing operations	131.4	42.2	112.3
Net Earnings from Continuing Operations	905.2	1,025.1	291.2
Less: Net earnings attributable to noncontrolling interest	1.5	1.1	1.0
Net Earnings from Continuing Operations of Zimmer Biomet Holdings, Inc.	903.8	1,024.0	290.2
Loss from Discontinued Operations, Net of Tax	-	-	(58.8)
Net Earnings of Zimmer Biomet Holdings, Inc.	$903.8	$1,024.0	$231.4

Basic Earnings Per Common Share
Earnings from Continuing Operations	$4.45	$4.91	$1.38
Loss from Discontinued Operations	-	-	(0.28)
Basic Earnings Per Common Share	$4.45	$4.91	$1.10

Diluted Earnings Per Common Share
Earnings from Continuing Operations	$4.43	$4.88	$1.38
Loss from Discontinued Operations	-	-	(0.28)
Diluted Earnings Per Common Share	$4.43	$4.88	$1.10

Weighted Average Common Shares Outstanding
Basic	203.1	208.7	209.6
Diluted	203.9	209.7	210.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	For the Years Ended December 31,
	2024	2023	2022
Net Earnings of Zimmer Biomet Holdings, Inc.	$903.8	$1,024.0	$231.4
Other Comprehensive Loss:
Foreign currency cumulative translation adjustments, net of tax	(79.6)	9.9	(123.3)
Unrealized cash flow hedge gains, net of tax	94.8	71.1	83.5
Reclassification adjustments on hedges, net of tax	(69.9)	(77.4)	(46.0)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(17.1)	(15.3)	77.0
Total Other Comprehensive Loss	(71.8)	(11.7)	(8.8)
Comprehensive Income Attributable to Zimmer Biomet Holdings, Inc.	$832.0	$1,012.3	$222.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	As of December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$525.5	$415.8
Accounts receivable, less allowance for credit losses	1,480.7	1,442.4
Inventories	2,235.3	2,385.2
Prepaid expenses and other current assets	430.1	366.1
Total Current Assets	4,671.5	4,609.5
Property, plant and equipment, net	2,048.8	2,060.4
Goodwill	8,951.1	8,818.5
Intangible assets, net	4,598.4	4,856.4
Other assets	1,095.5	1,152.1
Total Assets	$21,365.3	$21,496.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$194.6	$410.6
Other current liabilities	1,393.3	1,546.9
Current portion of long-term debt	863.0	900.0
Total Current Liabilities	2,450.9	2,857.4
Deferred income taxes, net	352.5	357.6
Other long-term liabilities	744.1	925.8
Long-term debt	5,341.6	4,867.9
Total Liabilities	8,889.1	9,008.7
Commitments and Contingencies (Note 21)
Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 317.5 million (316.2 million in 2023) issued	3.2	3.2
Paid-in capital	10,038.1	9,846.1
Retained earnings	11,095.3	10,384.5
Accumulated other comprehensive loss	(262.8)	(191.0)
Treasury stock, 118.4 million shares (110.6 million shares in 2023)	(8,405.7)	(7,562.3)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,468.1	12,480.5
Noncontrolling interest	8.1	7.7
Total Stockholders' Equity	12,476.2	12,488.1
Total Liabilities and Stockholders' Equity	$21,365.3	$21,496.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions, except per share amounts)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity
Balance January 1, 2022	312.8	$3.1	$9,314.8	$10,292.2	$(231.6)	(103.8)	$(6,717.8)	$5.7	$12,666.4
Net earnings	-	-	-	231.4	-	-	-	1.0	232.4
Other comprehensive loss	-	-	-	-	(8.8)	-	-	-	(8.8)
Cash dividends declared ($0.96 per share)	-	-	-	(201.3)	-	-	-	-	(201.3)
Reclassifications of net investment hedges	-	-	-	-	25.9	-	-	-	25.9
Spinoff of ZimVie Inc.	-	-	-	(763.4)	35.2	-	-	-	(728.2)
Stock compensation plans	1.0	-	189.6	0.4	-	-	0.6	-	190.6
Share repurchases		-	-	-	-	(1.0)	(150.0)	-	(150.0)
Balance December 31, 2022	313.8	3.1	9,504.4	9,559.3	(179.3)	(104.8)	(6,867.2)	6.7	12,027.0
Net earnings	-	-	-	1,024.0	-	-	-	1.1	1,025.1
Other comprehensive loss	-	-	-	-	(11.7)	-	-	-	(11.7)
Cash dividends declared ($0.96 per share)	-	-	-	(200.1)	-	-	-	-	(200.1)
Stock compensation plans	1.2	-	193.6	1.3	-	-	1.0	-	195.8
Embody, Inc acquisition consideration	1.2	0.1	150.4	-	-	-	-	-	150.5
Share repurchases	-	-	(2.3)	-	-	(5.8)	(696.1)	-	(698.4)
Balance December 31, 2023	316.2	3.2	9,846.1	10,384.5	(191.0)	(110.6)	(7,562.3)	7.7	12,488.1
Net earnings	-	-	-	903.8	-	-	-	1.5	905.3
Other comprehensive loss	-	-	-	-	(71.8)	-	-	-	(71.8)
Cash dividends declared ($0.96 per share)	-	-	-	(194.4)	-	-	-	-	(194.4)
Cash dividends to noncontrolling interest	-	-	-	-	-	-	-	(1.0)	(1.0)
Stock compensation plans	1.1	-	168.6	1.4	-	-	1.4	-	171.4
Embody, Inc acquisition consideration	0.2	-	23.4	-	-	-	-	-	23.4
Share repurchases	-	-	-	-	-	(7.8)	(844.8)	-	(844.8)
Balance December 31, 2024	317.5	$3.2	$10,038.1	$11,095.3	$(262.8)	(118.4)	$(8,405.7)	$8.1	$12,476.2
The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows provided by (used in) operating activities from continuing operations:
Net earnings from continuing operations	$905.2	$1,025.1	$291.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	996.3	951.7	926.4
Share-based compensation	101.0	99.8	105.0
Goodwill and intangible asset impairment	-	-	292.8
(Gain) loss on investment in ZimVie Inc.	-	(2.5)	116.6
Deferred income tax benefit	(47.7)	(96.3)	(64.4)
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(158.6)	(73.8)	(152.9)
Receivables	(89.7)	(51.9)	(184.7)
Inventories	49.9	(240.4)	(75.6)
Accounts payable and accrued liabilities	(322.0)	(55.3)	103.0
Other assets and liabilities	65.0	25.2	(1.2)
Net cash provided by operating activities from continuing operations	1,499.4	1,581.6	1,356.2
Cash flows provided by (used in) investing activities from continuing operations:
Additions to instruments	(240.3)	(311.7)	(258.3)
Additions to other property, plant and equipment	(203.8)	(291.1)	(187.9)
Net investment hedge settlements	22.1	33.4	89.4
Acquisition of intangible assets	(153.0)	(103.4)	(29.7)
Business combination investments, net of acquired cash	(276.3)	(134.9)	(99.8)
Other investing activities	(36.9)	28.8	(35.7)
Net cash used in investing activities from continuing operations	(888.1)	(778.9)	(522.0)
Cash flows provided by (used in) financing activities from continuing operations:
Net (payments) proceeds on revolving facilities	(50.0)	(325.0)	375.0
Proceeds from senior notes	1,436.3	499.8	-
Redemption of senior notes	(850.0)	(86.3)	(1,275.8)
Proceeds from term loan	-	-	83.0
Payments on term loans	-	(33.9)	(242.9)
Dividends paid to stockholders	(196.0)	(200.9)	(201.2)
Proceeds from employee stock compensation plans	82.1	101.1	78.1
Distribution from ZimVie, Inc.	-	-	540.6
Business combination contingent consideration payments	(3.5)	(10.3)	-
Debt issuance costs	(13.0)	(5.8)	(1.6)
Repurchase of common stock	(868.0)	(692.2)	(126.4)
Other financing activities	(22.4)	(10.1)	(4.5)
Net cash used in financing activities from continuing operations	(484.5)	(763.5)	(775.7)
Cash flows used in discontinued operations:
Net cash used in operating activities	-	-	(71.5)
Net cash used in investing activities	-	-	(7.2)
Net cash used in financing activities	-	-	(68.1)
Net cash used in discontinued operations	-	-	(146.8)
Effect of exchange rates on cash and cash equivalents	(17.1)	0.9	(14.5)
Increase (decrease) in cash and cash equivalents	109.7	40.1	(102.8)
Cash and cash equivalents, beginning of year	415.8	375.7	478.5
Cash and cash equivalents, end of year	$525.5	$415.8	$375.7

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

We reclassified certain prior year amounts to conform to the current year presentation.

Spinoff - On March 1, 2022, we completed the previously announced separation of our spine and dental businesses into a new public company through the distribution by Zimmer Biomet Holdings of 80.3% of the outstanding shares of common stock of ZimVie Inc. (“ZimVie”) to Zimmer Biomet Holding’s stockholders. We disposed of our remaining shares of ZimVie in February 2023. The historical results of our spine and dental businesses that were contributed to ZimVie in the spinoff have been reflected as discontinued operations in our consolidated financial statements through the date of the spinoff in 2022 as the spinoff represented a strategic shift in our business that had a major effect on operations and financial results. The disclosures presented in our notes to the consolidated financial statements are presented on a continuing operations basis.

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

Shipping and Handling - Amounts billed to customers for shipping and handling of products are reflected in net sales and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative (“SG&A”) expenses and were $288.3 million, $272.7 million and $254.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

In December 2023, 2021 and 2019, we approved separate global restructuring programs intended to further reduce costs and to reorganize our global operations. Restructuring charges for the years ended December 31, 2024, 2023 and 2022 were attributable to these programs. See Note 5 for additional information regarding these restructuring programs.

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

Accounts Receivable - Accounts receivable consists of trade and other miscellaneous receivables. We grant credit to customers in the normal course of business and maintain an allowance for expected credit losses. We determine the allowance for credit losses by geographic market and take into consideration historical credit experience, creditworthiness of the customer and other pertinent information. We make concerted efforts to collect all accounts receivable, but sometimes we have to write-off the account against the allowance when we determine the account is uncollectible. The allowance for credit losses was $93.2 million and $75.1 million as of December 31, 2024 and 2023, respectively.

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

Intangible assets with an indefinite life, including certain trademarks and trade names and in-process research and development (“IPR&D”) projects, are not amortized. Indefinite life intangible assets are assessed annually to determine whether events and circumstances continue to support an indefinite life. Intangible assets with an indefinite life are tested for impairment annually or whenever events or circumstances indicate that the fair value of the asset is more likely than not below its carrying amount. An impairment loss is recognized if the carrying amount exceeds the estimated fair value of the asset. The amount of the impairment loss to be recorded would be determined based upon the excess of the asset’s carrying value over its fair value. The fair values of indefinite lived intangible assets are determined based upon a discounted cash flow analysis using the relief from royalty method or a qualitative assessment may be performed for any changes to the asset’s fair value from the last quantitative assessment. The relief from royalty method estimates the cost savings associated with owning, rather than licensing, assets. Significant assumptions are incorporated into these discounted cash flow analyses such as estimated growth rates, royalty rates and risk-adjusted discount rates. We may do a qualitative assessment when the results of the previous quantitative test indicated that the asset’s fair value was significantly in excess of its carrying value.

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

Other Expense, Net - Other expense, net includes gains/(losses) on changes in fair value of our investments, gains/(losses) on remeasurement of monetary assets and liabilities denominated in a currency other than an subsidiary's functional currency and the related gains/(losses) on derivative instruments that are not designated as hedging instruments that we use to manage the currency exposures of these assets and liabilities, certain components of pension expense, and other non-operating gains/(losses). In the years ended December 31, 2023 and 2022, we recognized a gain of $2.5 million and a loss of $116.6 million, respectively, related to our investment in ZimVie. We disposed of our remaining shares of ZimVie in February 2023. In the years ended December 31, 2024, 2023 and 2022, we recognized losses on our investments in other debt and equity securities of $42.1 million, $18.5 million and $19.4 million, respectively.

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

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which is an amendment to ASC Topic 280 - Segment Reporting. The ASU requires more detailed and disaggregated segment information, including the disclosure of significant segment expense categories and amounts for each reportable segment. The ASU also requires certain annual disclosures to also be made in interim periods. We adopted the guidance effective for this report for the fiscal year ended December 31, 2024, and have retrospectively included any additional disclosures in the previous periods included in this report. See Note 19 for the segment disclosure.

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which is an amendment to topic ASC 740 - Income Taxes. The ASU improves the transparency of income tax disclosures by requiring greater disaggregated information about an entity’s effective tax rate reconciliation and requiring additional disclosures and disaggregation of income taxes, among other amendments to improve the effectiveness of income tax disclosures. The ASU is effective for fiscal years beginning after December 15, 2024. The guidance will be applied prospectively with an option to apply the guidance retrospectively. We will adopt this ASU for fiscal year ending December 31, 2025. We are currently evaluating the impact this ASU will have on our financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is an amendment to topic ASC 220 - Comprehensive Income. The ASU improves financial reporting by requiring disclosure of additional information about specific expense categories included in the expense captions presented on the income statement as well as disclosures about selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods for fiscal years beginning after December 15, 2027. The guidance will be applied prospectively with an option to apply the guidance retrospectively. Early adoption of this ASU is permitted. We are currently evaluating the impact this ASU will have on our financial statements and disclosures.

3.
Discontinued Operations and Related ZimVie Matters

On March 1, 2022, we completed the previously announced separation of our spine and dental businesses through the distribution of 80.3% of the outstanding shares of common stock of ZimVie to our stockholders at the close of business on February 15, 2022 (the “Record Date”).

At separation, ZimVie paid us $540.6 million in the form of a dividend which is included in our cash flows from financing activities in the consolidated statements of cash flows. We used proceeds from the dividend, along with cash on hand and proceeds from a draw on our revolving credit facility, to repay senior notes due in 2022 which had an outstanding principal balance of $750.0 million.

In connection with the spinoff, we entered into definitive agreements with ZimVie that, among other things, set forth the terms and conditions of the separation and distribution. These agreements include a Transition Services Agreement (the “TSA”), a Transition Manufacturing and Supply Agreement (the “TMA”), a Reverse Transition Manufacturing and Supply Agreement (the “Reverse TMA”), and various other agreements each dated as of March 1, 2022. Most TSA and TMA services were completed as of December 31, 2024. We recognized any gains or losses from the TSA and TMA agreements in Acquisition, integration, divestiture and related expense in our consolidated statements of earnings. Amounts included in the consolidated statements of earnings related to these agreements for the years ended December 31, 2024, 2023 and 2022 were immaterial.

We initially retained approximately 5.1 million common shares of ZimVie, representing approximately 19.7 percent of ZimVie's outstanding common shares on the separation date. We disposed of these shares in February 2023. Changes to the fair value of the investment were recognized in non-operating other expense, net. In the years ended December 31, 2023 and 2022, we recognized a gain of $2.5 million and a loss of $116.6 million, respectively, related to our investment in ZimVie.

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

The Forward Exchange Agreement was accounted for at fair value, with changes in fair value recognized in non-operating other expense, net and was included in the net gain related to our investment in ZimVie for the year ended December 31, 2023, as discussed above. The most significant input into the valuation of the Forward Exchange Agreement was the price of ZimVie shares. For the year ended December 31, 2022, an unrealized gain of $1.1 million related to the change in fair value of the Forward Exchange Agreement was recorded in non-operating other expense, net in our consolidated statements of earnings.

As discussed in Note 1, the results of our spine and dental businesses have been reflected as discontinued operations through the date of the spinoff for the year ended December 31, 2022. Details of loss from discontinued operations included in our consolidated statements of earnings are as follows (in millions):

For the Year Ended
December 31,
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

We sell products through two principal channels: 1) direct to healthcare institutions, referred to as direct channel accounts; and 2) through stocking distributors and healthcare dealers. In direct channel accounts and with some healthcare dealers, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment, as we retain the ability to control the inventory. Upon implantation, we issue an invoice and revenue is recognized. Consignment sales represented approximately 85 percent of our net sales in 2024. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. Payment terms vary by customer, but are typically less than 90 days.

With sales to stocking distributors and some healthcare dealers and hospitals, revenue is generally recognized when control of our product passes to the customer, which can be upon shipment of the product or receipt by the customer. We estimate sales recognized in this manner represented approximately 15 percent of our net sales in 2024. These customers may purchase items in large quantities if incentives are offered or if there are new product offerings in a market, which could cause period-to-period differences in sales. It is our accounting policy to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service. We have contracts with these customers or orders may be placed from available price lists. Payment terms vary by customer, but are typically less than 90 days.

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

We analyze sales by two geographies, the United States and International; and by the following product categories: Knees; Hips; Sports Medicine, Extremities and Trauma (“S.E.T.”), which includes Craniomaxillofacial and Thoracic (“CMFT”); and Technology & Data, Bone Cement and Surgical.

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

Net sales by geography are as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
United States	$4,439.0	$4,288.8	$4,012.4
International	3,239.6	3,105.4	2,927.5
Total	$7,678.6	$7,394.2	$6,939.9

Net sales by product category are as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Knees	$3,173.5	$3,038.4	$2,778.3
Hips	1,999.1	1,967.2	1,894.9
S.E.T	1,865.7	1,752.6	1,696.7
Technology & Data, Bone Cement and Surgical	640.3	636.0	570.0
Total	$7,678.6	$7,394.2	$6,939.9

5.
Restructuring

In December 2023, our management approved a new global restructuring program (the “2023 Restructuring Plan”) intended to optimize our cost base and drive greater efficiencies throughout the company. The 2023 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $120 million. The pre-tax restructuring charges consist of employee termination benefits, contract terminations for sales agents and other charges, such as consulting fees. The expenses incurred under our 2023 Restructuring Plan are reported in our “Restructuring and other cost reduction initiatives” financial statement line item. The following table summarizes the liabilities recognized related to the 2023 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2022	$-	$-	$-	$-
Additions	9.2	-	3.6	12.8
Cash payments	-	-	(1.0)	(1.0)
Non-cash activity	-	-	2.4	2.4
Balance, December 31, 2023	9.2	-	5.0	14.2
Additions	84.6	3.1	13.0	100.7
Cash payments	(73.9)	(1.7)	(12.6)	(88.2)
Foreign currency exchange rate changes	(1.1)	-	(0.1)	(1.2)
Non-cash activity	-	-	1.6	1.6
Balance, December 31, 2024	$18.8	$1.4	$6.9	$27.1

Expense incurred since the start of the 2023 Restructuring Plan	$93.8	$3.1	$16.6	$113.5

Expense estimated to be recognized for the 2023 Restructuring Plan	$95.0	$5.0	$20.0	$120.0

In December 2021, our management approved a new global restructuring program (the “2021 Restructuring Plan”) intended to further reduce costs and to reorganize our global operations in preparation for the spinoff of ZimVie. The 2021 Restructuring Plan concluded in 2024 and resulted in total pre-tax restructuring charges of approximately $170 million. The pre-tax restructuring charges consisted of employee termination benefits; contract terminations for sales agents; and other charges, such as consulting fees and project management expenses. The expenses incurred under our 2021 Restructuring Plan are reported in our “Restructuring and other cost reduction initiatives” financial statement line item. The following table summarizes the liabilities recognized related to the 2021 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2021	$19.5	$2.3	$10.3	$32.1
Additions	33.6	49.5	16.6	99.7
Cash payments	(43.4)	(27.8)	(23.9)	(95.1)
Foreign currency exchange rate changes	0.8	1.0	0.1	1.9
Balance, December 31, 2022	10.5	25.0	3.1	38.6
Additions	6.0	22.0	9.3	37.3
Cash payments	(12.5)	(30.2)	(9.6)	(52.3)
Foreign currency exchange rate changes	0.2	0.8	0.1	1.1
Balance, December 31, 2023	4.2	17.6	2.9	24.7
Additions	(2.1)	(0.1)	2.4	0.2
Cash payments	(1.5)	(14.8)	(3.8)	(20.1)
Foreign currency exchange rate changes	(0.1)	(0.7)	(0.1)	(0.9)
Balance, December 31, 2024	$0.5	$2.0	$1.4	$3.9

Expense incurred since the start of the 2021 Restructuring Plan	$57.0	$73.7	$38.6	$169.3

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

The following table summarizes the location on our consolidated statement of earnings and type of cost for our 2019 Restructuring Plan (in millions):

	Year Ended December 31, 2024
	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Cost of products sold, excluding intangible asset amortization	$-	$-	$11.5	$11.5
Restructuring and other cost reduction initiatives	26.4	-	10.2	36.6
	$26.4	$-	$21.7	$48.1

	Year Ended December 31, 2023
	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Cost of products sold, excluding intangible asset amortization	$-	$-	$8.2	$8.2
Restructuring and other cost reduction initiatives	17.4	-	15.9	33.3
	$17.4	$-	$24.1	$41.5

In the year ended December 31, 2022, all expenses related to the 2019 Restructuring Plan were recognized in “Restructuring and other cost reduction initiatives”.

The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2021	$14.8	$16.5	$-	$31.3
Additions	29.1	0.7	40.1	69.9
Cash payments	(13.4)	(7.3)	(33.3)	(54.0)
Foreign currency exchange rate changes	(1.6)	(0.9)	(0.4)	(2.9)
Balance, December 31, 2022	28.9	9.0	6.4	44.3
Additions	17.4	-	24.1	41.5
Cash payments	(2.1)	(3.4)	(27.7)	(33.2)
Foreign currency exchange rate changes	(0.4)	-	0.1	(0.3)
Balance, December 31, 2023	43.8	5.6	2.9	$52.3
Additions	26.4	-	21.7	48.1
Cash payments	(32.0)	(1.8)	(23.2)	(57.0)
Foreign currency exchange rate changes	(0.2)	-	(0.1)	(0.3)
Balance, December 31, 2024	$38.0	$3.8	$1.3	$43.1

Expense incurred since the start of the 2019 Restructuring Plan	$152.1	$35.0	$180.4	$367.5

Expense estimated to be recognized for the 2019 Restructuring Plan	$160.0	$35.0	$205.0	$400.0

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

6.
Share-Based Compensation

Our share-based payments primarily consist of stock options and restricted stock units (“RSUs”). Share-based compensation expense was as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Total expense, pre-tax	$101.0	$99.8	$105.0
Tax benefit related to awards	8.7	16.7	16.9
Total expense, net of tax	$92.3	$83.1	$88.1

We had two equity compensation plans in effect at December 31, 2024: the 2009 Stock Incentive Plan (“2009 Plan”) and the Stock Plan for Non-Employee Directors. We have reserved the maximum number of shares of common stock available for awards under the terms of each of these plans. We have registered 49.9 million shares of common stock under these plans. The 2009 Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards in the form of performance shares or units, restricted stock, RSUs and stock appreciation rights. The Compensation and Management Development Committee of the Board of Directors determines the grant date for annual grants under our equity compensation plans. The date for annual grants under the 2009 Plan to our executive officers is expected to occur in the first quarter of each year following the earnings announcements for the previous quarter and full year. The Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and RSUs to non-employee directors. It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares, except in limited circumstances where they are issued from treasury stock. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our equity compensation plans is limited. During 2024, we did not grant any type of stock option awards. At December 31, 2024, an aggregate of 7.0 million shares were available for future grants and awards under these plans.

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

A summary of stock option activity for the year ended December 31, 2024 is as follows (options in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value (in millions)
Outstanding at January 1, 2024	6,221	$123.29
Options granted	-	-
Options exercised	(477)	101.69
Options forfeited	(43)	128.37
Options expired	(330)	138.89
Outstanding at December 31, 2024	5,371	$124.21	4.1	$4.0
Vested or expected to vest as of December 31, 2024	5,367	$124.20	4.1	$4.0
Exercisable at December 31, 2024	4,959	$123.65	3.9	$4.0

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

The following table presents information regarding the weighted average fair value of stock options granted, the assumptions used to determine fair value, the intrinsic value of options exercised and the tax benefit of options exercised in the indicated year. No stock options were granted in 2024 and therefore certain information is not applicable (“N/A”).

	For the Years Ended December 31,
	2024	2023	2022
Dividend yield	N/A	0.8%	0.8%
Volatility	N/A	27.7%	30.2%
Risk-free interest rate	N/A	3.5%	1.9%
Expected life (years)	N/A	5.0	5.0
Weighted average fair value of options granted	N/A	$36.65	$32.07
Intrinsic value of options exercised (in millions)	$11.4	$23.2	$20.5
Tax benefit of options exercised (in millions)	$2.3	$4.4	$4.0

As of December 31, 2024, there was $2.0 million of unrecognized share-based payment expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 0.3 years.

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

A summary of nonvested RSU activity for the year ended December 31, 2024 is as follows (RSUs in thousands):

		Weighted Average
		Grant Date
	RSUs	Fair Value
Outstanding at January 1, 2024	1,807	$135.97
Granted	1,101	124.64
Vested	(405)	124.38
Forfeited	(434)	138.16
Outstanding at December 31, 2024	2,069	$123.37

For the RSUs with service conditions only, the fair value of the awards was determined based upon the fair market value of our common stock on the date of grant. For the RSUs with market conditions, a Monte Carlo valuation technique was used to simulate the market conditions of the awards. The outcome of the simulation was used to determine the fair value of the awards.

We are required to estimate the number of RSUs that will vest and recognize share-based payment expense on a straight-line basis over the requisite service period. As of December 31, 2024, we estimate that 1,502,966 outstanding RSUs will vest. If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period. Based upon the number of RSUs that we expect to vest, the unrecognized share-based payment expense as of December 31, 2024 was $75.2 million and is expected to be recognized over a weighted-average period of 1.7 years. The fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 based upon our stock price on the date of vesting was $51.2 million, $26.9 million, and $20.3 million, respectively.

7.
Inventories

Inventories consisted of the following (in millions):

	As of December 31,
	2024	2023
Finished goods	$1,771.7	$1,831.2
Work in progress	175.1	246.5
Raw materials	288.5	307.5
Inventories	$2,235.3	$2,385.2

Amounts charged to the consolidated statements of earnings for excess and obsolete inventory in the years ended December 31, 2024, 2023 and 2022 were $149.9 million, $155.2 million and $137.3 million, respectively.

8.
Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	As of December 31,
	2024	2023
Land	$18.5	$18.9
Building and equipment	2,273.1	2,245.9
Capitalized software costs	575.1	552.2
Instruments	3,589.6	3,748.6
Construction in progress	233.9	200.6
	6,690.2	6,766.2
Accumulated depreciation	(4,641.4)	(4,705.8)
Property, plant and equipment, net	$2,048.8	$2,060.4

Depreciation expense was $404.4 million, $390.2 million and $399.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

We had $10.4 million and $30.8 million of property, plant and equipment included in accounts payable as of December 31, 2024 and 2023, respectively.

9.
Fair Value Measurements of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of December 31, 2024
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$89.5	$-	$89.5	$-
Cross-currency interest rate swaps	50.3	-	50.3	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.8	-	1.8	-
Total Assets	$141.6	$-	$141.6	$-
Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$1.8	$-	$1.8	$-
Cross-currency interest rate swaps	14.2	-	14.2	-
Interest rate swaps	158.6	-	158.6	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	0.8	-	0.8	-
Contingent payments related to acquisitions	180.7	-	-	180.7
Total Liabilities	$356.1	$-	$175.4	$180.7

	As of December 31, 2023
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$54.4	$-	$54.4	$-
Cross-currency interest rate swaps	5.4	-	5.4	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	0.4	-	0.4	-
Total Assets	$60.2	$-	$60.2	$-
Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$3.7	$-	$3.7	$-
Cross-currency interest rate swaps	68.1	-	68.1	-
Interest rate swaps	144.7	-	144.7	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.6	-	1.6	-
Contingent payments related to acquisitions	141.7	-	-	141.7
Total Liabilities	$359.8	$-	$218.1	$141.7

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

Contingent payments related to our acquisition of Embody, Inc. (“Embody”) in February 2023 are to be settled by issuance of our common stock and cash payments. The Embody acquisition is discussed in Note 10. During the year ended December 31, 2024, we issued 0.2 million shares of our common stock valued at $23.4 million and paid $1.5 million of cash for a commercial milestone related to the Embody acquisition. The fair value of common stock was determined to be $123.87 per share, which represented the average of our high and low stock prices on the settlement date. To minimize dilution from issuing shares for the milestone settlement, we repurchased 0.2 million shares of our common stock in February of 2024.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2023	$141.7
New contingent consideration related to acquisitions	61.0
Change in estimates	7.1
Settlements	(28.9)
Foreign currency impact	(0.2)
Ending balance December 31, 2024	$180.7

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

On October 11, 2024, we completed the acquisition of all the outstanding shares of Orthogrid Systems, Inc. (“Orthogrid”), a privately-held medical device technology company focused on artificial intelligence-driven surgical guidance for total hip replacement, which expands our portfolio in the hips market.

These four acquisitions are collectively referred to in this report as the “2024 acquisitions”. Initial consideration related to the 2024 acquisitions was $294.5 million, with additional consideration up to $111.6 million, subject to the achievement of future regulatory milestones and commercial milestones. We determined the fair value of the additional consideration to be $61.0 million as of the acquisition dates.

The goodwill related to the 2024 acquisitions represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to these acquisitions is generated from the operational synergies, cross-selling opportunities and future development we expect to achieve from the technologies acquired. No goodwill is expected to be deductible for income tax purposes. The goodwill related to the two acquisitions that occurred in April is included in the EMEA operating segment and reporting unit. The goodwill related to the August acquisition is included in the Americas operating segment and the Americas CMFT reporting unit. The goodwill related to the Orthogrid acquisition is included in the Americas operating segment and the Americas Orthopedics reporting unit.

The purchase price allocations for the 2024 acquisitions are preliminary as of December 31, 2024. We need additional time to evaluate the technology and tax attributes of those transactions, which may change the recognized intangible assets and tax assets and liabilities. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the respective acquisition dates.

The following table summarizes the estimates of fair value of the assets acquired and liabilities assumed related to the 2024 acquisitions (in millions):

Current assets	$24.9
Intangible assets subject to amortization:
Technology	112.8
Trademarks and trade names	5.0
Customer relationships	40.8
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	7.0
Goodwill	200.6
Other assets	4.9
Total assets acquired	396.0
Current liabilities	6.1
Deferred income taxes	34.0
Other long-term liabilities	0.5
Total liabilities assumed	40.5
Net assets acquired	$355.5

The weighted average amortization periods selected for technology, customer relationships and trademarks and trade names were 14 years, 9 years and 14 years, respectively. Upon receiving regulatory approval subsequent to the applicable acquisition date, the $7.0 million of IPR&D was reclassified to a definite-lived intangible asset and began amortizing over the applicable estimated useful life.

During the quarter ended December 31, 2024, there were no material adjustments to the preliminary values of any of the 2024 acquisitions.

On February 14, 2023, we completed the acquisition of all the outstanding shares of Embody, Inc. (“Embody”), a medical device company focused on soft tissue healing, that expands our portfolio for the sports medicine market. Initial consideration consisted of the issuance of 1.1 million shares of our common stock valued at $135.0 million and $19.5 million of cash for a total value of $154.5 million. The fair value of our common stock was determined to be $127.34 per share, which represented the average of our high and low stock prices on the acquisition date. To minimize dilution from issuing shares for the Embody acquisition, we repurchased 1.9 million shares of our common stock in the three-month period ended March 31, 2023. The Embody acquisition includes additional consideration of up to $120.0 million in fair value of our common shares and cash, subject to achieving a future regulatory milestone after closing and commercial milestones based on sales growth over a three-year period. We assigned a fair value of $94.0 million for this contingent consideration as of the acquisition date. The estimated fair value of the contingent consideration liability was calculated based on the probability of achieving the specified regulatory milestone and by simulating numerous potential outcomes for the commercial milestones and discounting to present value the estimated payments.

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

During the year ended December 31, 2024, there were no material adjustments to the preliminary values of the 2023 acquisitions.

The purchase price allocations for the 2023 acquisitions are final as of December 31, 2024. The following table summarizes the aggregate final estimates of fair value of the assets acquired and liabilities assumed related to the 2023 acquisitions (in millions):

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

On April 18, 2022, we completed the acquisition of all the outstanding shares of a privately held sternal closure company. The acquisition was completed primarily to expand our product offerings in the CMFT market. The total aggregate cash consideration paid at closing was $100.0 million, with an additional $11.0 million of deferred payments to be made over the following two years, of which $7.0 and $4.0 million was paid in the years ended December 31, 2024 and 2023, respectively.

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

We have not included pro forma information and certain other information under GAAP for the acquisitions from any years because they did not have a material impact on our financial position or results of operations.

11.
Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in millions):

	Americas	EMEA	Asia Pacific	Total
Balance at January 1, 2023
Goodwill	$8,043.3	$1,326.8	$544.6	$9,914.7
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	8,035.6	-	544.6	8,580.2
2023 acquisitions	201.4	-	13.6	215.0
Currency translation	28.8	-	(5.5)	23.3
Balance at December 31, 2023
Goodwill	8,273.5	1,326.8	552.7	10,153.0
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	8,265.8	-	552.7	8,818.5
2024 acquisitions	156.5	44.1	-	200.6
Currency translation	(53.2)	(0.4)	(14.4)	(68.0)
Balance at December 31, 2024
Goodwill	8,376.8	1,370.5	538.3	10,285.6
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	$8,369.1	$43.7	$538.3	$8,951.1

As discussed further in Note 10, we completed acquisitions during the years ended December 31, 2024, 2023 and 2022, resulting in additional goodwill.

We perform our annual test of goodwill impairment in the fourth quarter of every year. In connection with the annual goodwill impairment test in the fourth quarter of 2024, we estimated the fair value of our Americas Orthopedics, EMEA and Asia Pacific reporting units using the income and market approaches. In the annual 2024 test, the estimated fair values of each of the Americas Orthopedics, EMEA and Asia Pacific reporting units exceeded their carrying values by more than 30 percent. We performed a qualitative test on our Americas CMFT reporting unit and concluded it was more likely than not the fair value of this reporting unit exceeded its carrying value.

Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators from publicly-traded companies that are similar to our reporting units and considers differences between our reporting units and the comparable companies.

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

Under the guideline public company methodology, we took into consideration specific risk differences between our reporting units and the comparable companies, such as recent financial performance, size risks and product portfolios, among other considerations.

We will continue to monitor the fair value of our reporting units in our interim and annual reporting periods. If our estimated cash flows decrease, we may have to record impairment charges in the future. Factors that could result in our cash flows being lower than our current estimates include: 1) decreased revenues caused by unforeseen changes in the healthcare market, or our inability to generate new product revenue from our research and development activities, 2) our inability to achieve the estimated operating margins in our forecasts from our restructuring programs, cost saving initiatives, and other unforeseen factors, and 3) the weakening of foreign currencies against the U.S. Dollar. Additionally, changes in the broader economic environment could cause changes to our estimated discount rates and comparable company valuation indicators, which may impact our estimated fair values.

There were no goodwill impairment charges for the years ended December 31, 2024 and 2023.

During the year ended December 31, 2022, we recorded a goodwill impairment charge of $289.8 million in our EMEA reporting unit, primarily due to the impacts from macroeconomic factors. The weakening of major foreign currencies in our EMEA reporting unit against the U.S. Dollar significantly impacted forecasted cash flows used in our analysis. For the EMEA reporting unit, operating expenses did not decline proportionally to revenue as many inventory-related and certain expenses are based on the U.S. Dollar. In addition, inflationary pressures also caused our forecasted expenses to increase. Furthermore, our discounted cash flows utilized a higher risk-adjusted discount rate for the 2022 impairment test when compared to the 2021 test, primarily due to central banks raising interest rates in 2022 and increased country-specific risk due to macroeconomic factors and risks the region faces. We had previously taken goodwill impairment charges related to this reporting unit in prior years so when these negative macroeconomic factors occurred in 2022, the remaining goodwill was determined to be fully impaired as of December 31, 2022.

The components of identifiable intangible assets were as follows (in millions):

	Technology	Intellectual Property Rights	Trademarks and Trade Names	Customer Relationships	IPR&D	Other	Total
As of December 31, 2024:
Intangible assets subject to amortization:
Gross carrying amount	$3,438.1	$478.0	$520.4	$5,124.5	$-	$188.4	$9,749.4
Accumulated amortization	(2,056.6)	(346.3)	(313.0)	(2,761.4)	-	(123.7)	(5,601.0)
Intangible assets not subject to amortization:
Gross carrying amount	-	-	450.0	-	-	-	450.0
Total identifiable intangible assets	$1,381.5	$131.7	$657.4	$2,363.1	$-	$64.7	$4,598.4
As of December 31, 2023:
Intangible assets subject to amortization:
Gross carrying amount	$3,177.4	$473.2	$523.8	$5,130.7	$-	$172.7	$9,477.8
Accumulated amortization	(1,894.2)	(295.1)	(289.9)	(2,495.4)	-	(108.4)	(5,083.0)
Intangible assets not subject to amortization:
Gross carrying amount	-	-	454.6	-	7.0	-	461.6
Total identifiable intangible assets	$1,283.2	$178.1	$688.5	$2,635.3	$7.0	$64.3	$4,856.4

We recognized an IPR&D intangible asset impairment charge of $3.0 million in the year ended December 31, 2022 in “Goodwill and intangible asset impairment” on our consolidated statements of earnings. This impairment was the result of delays and additional costs related to a project. Since this project had a low probability of success and was not a priority, there is not expected to be a significant impact on our future cash flows. There were no IPR&D intangible asset impairment charges in the years ended December 31, 2024 and 2023.

In the year ended December 31, 2024, we recognized intangible assets of $205.8 million related to agreements we have entered into in order to acquire the ownership rights or gain access to various technologies. The weighted average amortization period selected for these intangible assets was 8 years. The contractual payments under these agreements are included in "Acquisition of intangible assets" in our consolidated statements of cash flows. We have recognized current liabilities and noncurrent liabilities of approximately $31.0 million and $35.0 million, respectively, for the remaining portion of the contractual payments, which represents noncash investing activity for the year ended December 31, 2024.

In the year ended December 31, 2023, we entered into agreements to acquire intellectual property through the buyout of certain licensing arrangements. These new agreements and the related payments eliminate the various royalty payments that would have been due under the terms of previous licensing arrangements through 2030. These new agreements benefit us by expanding our ownership of intellectual property that we may use in the future. We recognized intangible assets of $86.1 million in 2023 related to these agreements, which will be amortized through

2030. The fixed, contractual payments made under these new agreements are reflected in "Acquisition of intangible assets" in our consolidated statements of cash flows.

Estimated annual amortization expense based upon intangible assets recognized as of December 31, 2024 for the years ending December 31, 2025 through 2029 is (in millions):

For the Years Ending December 31,
2025	$596.0
2026	564.1
2027	549.0
2028	542.2
2029	517.4

12.
Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	As of December 31,
	2024	2023
Other current liabilities:
Salaries, wages and benefits	$373.2	$417.1
Litigation and product liability	82.9	146.2
Customer rebates	203.1	180.0
Accrued liabilities	734.1	803.6
Total other current liabilities	$1,393.3	$1,546.9

.

13.
Debt

Our debt consisted of the following (in millions):

	As of December 31,
	2024	2023
Current portion of long-term debt
Uncommitted Credit Facility	-	50.0
1.450% Senior Notes due 2024	-	850.0
3.550% Senior Notes due 2025	863.0	-
Total short-term debt	$863.0	$900.0
Long-term debt
3.550% Senior Notes due 2025	-	$863.0
3.050% Senior Notes due 2026	600.0	600.0
5.350% Senior Notes due 2028	500.0	500.0
3.550% Senior Notes due 2030	257.5	257.5
2.600% Senior Notes due 2031	750.0	750.0
5.200% Senior Notes due 2034	700.0	-
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
2.425% Euro Notes due 2026	517.7	552.3
1.164% Euro Notes due 2027	517.7	552.3
3.518% Euro Notes due 2032	724.8	-
Debt discount and issuance costs	(34.1)	(29.1)
Adjustment related to interest rate swaps	(158.6)	(144.7)
Total long-term debt	$5,341.6	$4,867.9

On November 20, 2024, we completed the offering of €700.0 million aggregate principal amount of our 3.518% Euro Notes due December 15, 2032. Interest is payable on these Euro Notes on December 15 of each year until maturity, commencing on December 15, 2025. We received net proceeds of $736.3 million.

On August 15, 2024, we completed the offering of $700.0 million aggregate principal amount of our 5.200% Senior Notes due September 15, 2034. Interest is payable on these Senior Notes on March 15 and September 15 of each year until maturity. We received net proceeds of $700.0 million.

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

The 2024 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets. The 2024 Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2024 Five-Year Credit Agreement as of December 31, 2024. As of December 31, 2024, there were no outstanding borrowings under the 2024 Five-Year Credit Agreement.

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

The 2024 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets. The 2024 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2024 364-Day Revolving Credit Agreement as of December 31, 2024. As of December 31, 2024, there were no outstanding borrowings under the 2024 364-Day Revolving Credit Agreement.

On August 28, 2023, we entered into an uncommitted facility letter (the "Uncommitted Credit Facility"), which provides that from time to time, we may request, and the lender in its absolute and sole discretion may provide, short-term loans. Borrowings under the Uncommitted Credit Facility may be used only for general corporate and working capital purposes. The Uncommitted Credit Facility provides that the aggregate principal amount of outstanding borrowings at any time shall not exceed $300.0 million. Each borrowing under the Uncommitted Credit Facility will mature on the maturity date specified by the lender at the time of the advance, which will be no more than 90 days following the date of the advance. The Uncommitted Credit Facility and borrowings thereunder are unsecured. Borrowings under the Uncommitted Credit Facility bear interest at floating rates, based upon either Term SOFR for the applicable interest period, the prime rate, or lender’s cost of funds, in each case, plus an applicable margin determined at the time of each borrowing. The Uncommitted Credit Facility includes customary affirmative and negative covenants and events of default for unsecured uncommitted financing arrangements. We were in compliance with all covenants under the Uncommitted Credit Facility as of December 31, 2024. As of December 31, 2024, there were no outstanding borrowings under the Uncommitted Credit Facility.

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

The estimated fair value of our senior notes, which includes our Euro notes, as of December 31, 2024, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $6,145.2 million.

At December 31, 2024 and 2023, the weighted average interest rate for our borrowings was 3.7 percent and 3.2 percent, respectively. We paid $200.8 million, $200.6 million, and $161.7 million in interest during 2024, 2023, and 2022, respectively.

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

The following table shows the changes in the components of AOCI, net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance December 31, 2023	$(159.4)	$63.3	$(94.9)	$(191.0)
AOCI before reclassifications	(79.6)	94.8	(16.5)	(1.3)
Reclassifications to statements of earnings	-	(69.9)	(0.6)	(70.5)
Balance December 31, 2024	$(239.0)	$88.2	$(112.0)	$(262.8)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain / (Loss)
	Reclassified from AOCI
	For the Years Ended December 31,			Location on
Component of AOCI	2024	2023	2022	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$85.3	$94.1	$54.8	Cost of products sold
Forward starting interest rate swaps	(0.7)	(0.7)	(0.8)	Interest expense, net
	84.6	93.4	54.0	Total before tax
	14.7	16.0	8.0	Provision for income taxes
	$69.9	$77.4	$46.0	Net of tax
Defined benefit plans
Settlements, Prior service cost and unrealized actuarial gain	$1.1	$6.1	$0.2	Other expense, net
	0.5	0.3	(1.2)	Provision for income taxes
	$0.6	$5.8	$1.4	Net of tax
Total reclassifications	$70.5	$83.2	$47.4	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our consolidated statements of comprehensive income (loss) (in millions):

	For the Years Ended December 31,
	Before Tax			Tax			Net of Tax
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Foreign currency cumulative translation adjustments	$(40.3)	$(2.9)	$(87.3)	$39.3	$(12.8)	$36.0	$(79.6)	$9.9	$(123.3)
Unrealized cash flow hedge gains	116.0	84.8	100.5	21.2	13.7	17.0	94.8	71.1	83.5
Reclassification adjustments on cash flow hedges	(84.6)	(93.4)	(54.0)	(14.7)	(16.0)	(8.0)	(69.9)	(77.4)	(46.0)
Adjustments to prior service cost and unrecognized actuarial assumptions	(18.6)	(17.0)	95.9	(1.5)	(1.7)	18.9	(17.1)	(15.3)	77.0
Total Other Comprehensive (Loss) Income	$(27.5)	$(28.5)	$55.1	$44.3	$(16.8)	$63.9	$(71.8)	$(11.7)	$(8.8)

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

In 2021, we entered into $1 billion of fixed-to-variable interest rate swaps that we have designated as fair value hedges of $1 billion of our fixed rate debt obligations.

As of December 31, 2024 and December 31, 2023, the following amounts were recorded on our consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Long-term debt	$837.6	$851.3	$(158.6)	$(144.7)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes (the 4.450% Senior Notes due 2045) we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering. The interest rate swaps were settled, and the remaining loss to be recognized at December 31, 2024 was $23.2 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

Derivatives Designated as Net Investment Hedges

We are exposed to the impact of foreign exchange rate fluctuations in the investments in our wholly-owned foreign subsidiaries that are denominated in currencies other than the U.S. Dollar. In order to mitigate the volatility in foreign exchange rates, we issued Euro notes in December 2016 and November 2019. In November 2024, we issued additional Euro notes, as discussed in Note 13. We have designated 100 percent of our Euro notes to hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro. All changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of AOCI in our consolidated balance sheets.

At December 31, 2024, we had receive-fixed-rate, pay-fixed-rate cross-currency interest rate swaps with notional amounts outstanding of Euro 225 million, Japanese Yen 54.1 billion and Swiss Franc 125 million. These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated. We recognize the excluded component in interest expense, net on our consolidated statements of earnings. The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our consolidated statements of cash flows. In the year ended December 31, 2024, Euro 475 million of these cross-currency interest rate swaps matured at a loss of $19.3 million. In the year ended December 31, 2023, Euro 100 million and Swiss Franc 50 million of these cross-currency interest rate swaps matured at a gain of $6.0 million and a loss of $3.0 million, respectively. The settlement of these transactions with the counterparties is reflected in investing cash flows in our consolidated statements of cash flows and will remain in AOCI on our consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts outstanding at December 31, 2024, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from January 2025 through May 2027. As of December 31, 2024, the notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars were $1,454.9 million. As of December 31, 2024, the notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs were $394.0 million.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one to three months to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. Any foreign currency re-measurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. The amount of these gains/losses is recorded in other expense, net. Outstanding contracts are recorded on the balance sheet at fair value as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $1.25 billion to $1.75 billion per quarter.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our consolidated statements of earnings, consolidated statements of comprehensive income (loss) and consolidated balance sheets (in millions):

	Amount of Gain				Amount of Gain / (Loss)
	Recognized in AOCI			Location on	Reclassified from AOCI
	Years Ended December 31,			Statement of	Years Ended December 31,
Derivative Instrument	2024	2023	2022	Earnings	2024	2023	2022
Foreign exchange forward contracts	$116.0	$84.8	$100.5	Cost of products sold	$85.3	$94.1	$54.8
Forward starting interest rate swaps	-	-	-	Interest expense, net	(0.7)	(0.7)	(0.7)
	$116.0	$84.8	$100.5		$84.6	$93.4	$54.1

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the consolidated balance sheet at December 31, 2024, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $103.0 million, or $88.2 million after taxes, which is deferred in AOCI. A gain of $83.1 million, or $69.3 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.7 million, or $0.6 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effects of fair value, cash flow and net investment hedge accounting on our consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Years Ended December 31,
	2024		2023		2022
	Cost of	Interest	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$2,191.2	$(218.0)	$2,083.8	$(201.2)	$2,019.5	$(164.8)
The effects of fair value, cash flow and net investment hedging:
Loss on fair value hedging relationships
Interest rate swaps	-	(41.1)	-	(38.9)	-	(4.0)
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	85.3	-	94.1	-	54.8	-
Forward starting interest rate swaps	-	(0.7)	-	(0.7)	-	(0.7)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	30.9	-	33.7	-	21.6

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized on our consolidated statements of earnings (in millions):

	Location on	Years Ended December 31,
Derivative Instrument	Statements of Earnings	2024	2023	2022
Foreign exchange forward contracts	Other expense, net	$10.5	$4.4	$(26.1)
Forward Exchange Agreement	Other expense, net	-	-	1.1

These gains/(losses) do not reflect losses of $26.1 million, losses of $21.6 million and gains of $5.3 million in 2024, 2023 and 2022, respectively, recognized in other expense, net as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of December 31, 2024 and 2023, all derivative instruments designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our consolidated balance sheets. On our consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of December 31, 2024		As of December 31, 2023
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$82.3	Other current assets	$58.4
Cross-currency interest rate swaps	Other current assets	1.6	Other current assets	-
Foreign exchange forward contracts	Other assets	24.5	Other assets	17.2
Cross-currency interest rate swaps	Other assets	48.7	Other assets	5.4
Total asset derivatives		$157.1		$81.0

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$7.1	Other current assets	$1.2
Total asset derivatives not designated as hedges		$7.1		$1.2

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$13.8	Other current liabilities	$13.9
Cross-currency interest rate swaps	Other current liabilities	12.0	Other current liabilities	33.3
Foreign exchange forward contracts	Other long-term liabilities	5.3	Other long-term liabilities	11.0
Cross-currency interest rate swaps	Other long-term liabilities	2.2	Other long-term liabilities	34.8
Interest rate swaps	Other long-term liabilities	158.6	Other long-term liabilities	144.7
Total liability derivatives		$191.9		$237.7

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$6.1	Other current liabilities	$2.4

The table below presents the effects of our master netting agreements on our consolidated balance sheets (in millions):

		As of December 31, 2024			As of December 31, 2023
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$82.3	$12.6	$69.7	$58.4	$13.0	$45.4
Cash flow hedges	Other assets	24.5	4.7	19.8	17.2	8.2	9.0
Derivatives not designated as hedges	Other current assets	7.1	5.3	1.8	1.2	0.8	0.4

Liability Derivatives
Cash flow hedges	Other current liabilities	13.8	12.6	1.2	13.9	13.0	0.9
Cash flow hedges	Other long-term liabilities	5.3	4.7	0.6	11.0	8.2	2.8
Derivatives not designated as hedges	Other current liabilities	6.1	5.3	0.8	2.4	0.8	1.6

The following net investment hedge gains (losses) were recognized on our consolidated statements of comprehensive income (loss) (in millions):

	Amount of Gain / (Loss)
	Recognized in AOCI
	Years Ended December 31,
Derivative Instrument	2024	2023	2022
Euro Notes	$80.8	$(37.4)	$113.1
Cross-currency interest rate swaps	79.5	(16.9)	6.4
	$160.3	$(54.3)	$119.5

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

Defined Benefit Plans

The components of net pension expense for our defined benefit retirement plans were as follows (in millions):

	For the Years Ended December 31,
	U.S. and Puerto Rico			Foreign
	2024	2023	2022	2024	2023	2022
Service cost	$0.3	$0.4	$0.7	$18.1	$15.5	$22.7
Interest cost	18.3	18.7	11.7	14.2	15.7	5.4
Expected return on plan assets	(30.7)	(30.1)	(30.8)	(24.4)	(22.5)	(14.3)
Settlements	-	0.1	-	(2.2)	(2.6)	(5.0)
Amortization of prior service cost	0.1	0.2	0.3	(3.1)	(4.4)	(4.1)
Amortization of unrecognized actuarial loss	3.5	2.8	7.8	0.6	(2.2)	0.8
Net periodic (income) benefit expense	$(8.5)	$(7.9)	$(10.3)	$3.2	$(0.5)	$5.5

In our consolidated statements of earnings, service cost is reported in the same location as other compensation costs arising from services rendered by the pertinent employees while the other components of net pension expense are reported in other expense, net.

The weighted average actuarial assumptions used to determine net pension expense for our defined benefit retirement plans were as follows:

	For the Years Ended December 31,
	U.S. and Puerto Rico			Foreign
	2024	2023	2022	2024	2023	2022
Discount rate	4.97%	5.25%	2.86%	2.18%	2.60%	0.67%
Rate of compensation increase	-	-	-	2.49%	2.33%	2.27%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%	3.30%	3.17%	1.83%

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

Changes in projected benefit obligations and plan assets were (in millions):

	For the Years Ended December 31,
	U.S. and Puerto Rico		Foreign
	2024	2023	2024	2023
Projected benefit obligation - beginning of year	$380.6	$366.8	$654.4	$567.9
Service cost	0.3	0.4	18.1	15.5
Interest cost	18.3	18.7	14.2	15.7
Plan Amendments	-	-	7.6	-
Employee contributions	-	-	21.7	24.1
Benefits paid	(22.0)	(20.1)	(67.3)	(48.1)
Actuarial loss (gain)	(21.0)	15.1	53.2	31.1
Settlements	-	(0.3)	(2.3)	-
Translation loss (gain)	-	-	(43.2)	48.2
Projected benefit obligation - end of year	$356.2	$380.6	$656.4	$654.4

	For the Years Ended December 31,
	U.S. and Puerto Rico		Foreign
	2024	2023	2024	2023
Plan assets at fair market value - beginning of year	$433.8	$396.2	$751.7	$667.2
Actual return on plan assets	32.0	57.6	46.0	31.9
Employer contributions	0.1	0.4	17.5	19.9
Employee contributions	-	-	21.7	24.1
Settlements	-	(0.3)	(2.3)	-
Benefits paid	(22.0)	(20.1)	(67.3)	(48.1)
Translation gain (loss)	-	-	(48.9)	56.7
Plan assets at fair market value - end of year	$444.0	$433.8	$718.4	$751.7
Funded status	$87.8	$53.2	$62.0	$97.3

	For the Years Ended December 31,
	U.S. and Puerto Rico		Foreign
	2024	2023	2024	2023
Amounts recognized in consolidated balance sheet:
Prepaid pension	$89.0	$54.5	$82.5	$117.8
Short-term accrued benefit liability	(0.1)	(0.1)	(1.3)	(1.4)
Long-term accrued benefit liability	(1.1)	(1.2)	(19.2)	(19.1)
Net amount recognized	$87.8	$53.2	$62.0	$97.3

The weighted average actuarial assumptions used to determine the projected benefit obligation for our defined benefit retirement plans were as follows:

	For the Years Ended December 31,
	U.S. and Puerto Rico			Foreign
	2024	2023	2022	2024	2023	2022
Discount rate	5.05%	5.38%	5.37%	1.76%	2.21%	2.65%
Rate of compensation increase	-	-	-	2.50%	2.34%	2.25%

Plans with projected benefit obligations in excess of plan assets were as follows (in millions):

	As of December 31,
	U.S. and Puerto Rico		Foreign
	2024	2023	2024	2023
Projected benefit obligation	$1.2	$1.3	$26.9	$27.2
Plan assets at fair market value	-	-	8.0	8.6

Total accumulated benefit obligations and plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	As of December 31,
	U.S. and Puerto Rico		Foreign
	2024	2023	2024	2023
Total accumulated benefit obligations	$356.2	$380.6	$641.0	$640.3
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	1.2	1.3	24.8	24.9
Plan assets at fair market value	-	-	8.0	8.6

The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

For the Years Ending December 31,	U.S. and Puerto Rico	Foreign
2025	$25.4	$40.2
2026	25.7	36.3
2027	26.1	35.9
2028	26.5	35.6
2029	28.2	34.8
2030-2034	130.8	172.7

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

The fair value of our U.S. and Puerto Rico pension plan assets by asset category was as follows (in millions):

	As of December 31, 2024
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$7.8	$7.8	$-	$-
Equity securities	225.8	-	225.8	-
Intermediate fixed income securities	210.4	-	210.4	-
Total	$444.0	$7.8	$436.2	$-

	As of December 31, 2023
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2.5	$2.5	$-	$-
Equity securities	296.2	-	296.2	-
Intermediate fixed income securities	135.1	-	135.1	-
Total	$433.8	$2.5	$431.3	$-

The fair value of our foreign pension plan assets was as follows (in millions):

	As of December 31, 2024
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$29.3	$29.3	$-	$-
Equity securities	165.7	150.6	15.1	-
Fixed income securities	177.6	-	177.6	-
Other types of investments	162.8	-	162.8	-
Real estate	183.0	-	-	183.0
Total	$718.4	$179.9	$355.5	$183.0

	As of December 31, 2023
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$28.5	$28.5	$-	$-
Equity securities	160.9	148.2	12.7	-
Fixed income securities	181.3	-	181.3	-
Other types of investments	185.3	-	185.3	-
Real estate	195.7	-	-	195.7
Total	$751.7	$176.7	$379.3	$195.7

As of December 31, 2024 and 2023, our defined benefit pension plans’ assets did not hold any direct investment in Zimmer Biomet Holdings common stock.

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

The following table provides a reconciliation of the beginning and ending balances of our foreign pension plan assets measured at fair value that used significant unobservable inputs (Level 3) (in millions):

December 31, 2024
Beginning Balance	$195.7
Change in fair value of assets	8.6
Net purchases and sales	(7.4)
Translation gain	(13.9)
Ending Balance	$183.0

We expect that we will have minimal legally required funding requirements in 2024 for the qualified U.S. and Puerto Rico defined benefit retirement plans, and we do not expect to voluntarily contribute to these plans during 2025. Contributions to foreign defined benefit plans are estimated to be $15.1 million in 2025. We do not expect the assets in any of our plans to be returned to us in the next year.

Defined Contribution Plans

We also sponsor defined contribution plans for substantially all of the U.S. and Puerto Rico employees and certain employees in other countries.

The benefits offered under these plans are reflective of local customs and practices in the countries concerned. We expensed $56.2 million, $60.4 million and $48.5 million related to these plans for the years ended December 31, 2024, 2023 and 2022, respectively.

17.
Income Taxes

The components of earnings from continuing operations before income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2024	2023	2022
United States operations	$251.8	$57.0	$(242.4)
Foreign operations	784.8	1,010.3	645.9
Total	$1,036.6	$1,067.3	$403.5

The provision for income taxes and the income taxes paid consisted of the following (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Current:
Federal	$4.4	$0.5	$175.3
State	20.9	19.5	16.1
Foreign	153.8	118.5	(14.7)
	179.1	138.5	176.7
Deferred:
Federal	(59.7)	(125.2)	(74.8)
State	(12.3)	(16.7)	1.6
Foreign	24.3	45.6	8.8
	(47.7)	(96.3)	(64.4)
Provision for income taxes	$131.4	$42.2	$112.3
Net income taxes paid	$328.5	$215.2	$326.6

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

	For the Years Ended December 31,
	2024	2023	2022
U.S. statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal deduction	0.7	0.2	3.2
Tax impact of foreign operations, including U.S. taxes on international income and foreign tax credits	(6.6)	(0.3)	(1.8)
Change in valuation allowance	(0.3)	(0.2)	1.1
Non-deductible expenses	0.3	0.7	5.8
Goodwill impairment	-	-	15.3
Tax rate change	-	-	0.3
Tax impact of certain significant transactions	0.1	-	0.9
Tax benefit relating to foreign derived intangible income and U.S. manufacturer’s deduction	(0.2)	(0.8)	(2.9)
R&D tax credit	(1.1)	(0.6)	(2.0)
Share-based compensation	1.0	0.1	1.8
Net uncertain tax positions, including interest and penalties	(3.2)	(16.0)	(14.6)
Other	1.0	(0.1)	(0.2)
Effective income tax rate	12.7%	4.0%	27.9%

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

The components of deferred taxes consisted of the following (in millions):

	As of December 31,
	2024	2023
Deferred tax assets:
Inventory	$202.6	$204.0
Net operating loss carryover	452.4	484.3
Tax credit carryover	100.5	81.8
Capital loss carryover	7.4	8.1
Product liability and litigation	25.9	27.9
Accrued liabilities	54.8	92.4
Share-based compensation	42.2	44.4
Accounts receivable	31.2	23.0
Research and development	129.9	103.9
Lease liability	58.1	52.6
Other	9.4	25.2
Total deferred tax assets	1,114.4	1,147.6
Less: Valuation allowances	(449.4)	(464.6)
Total deferred tax assets after valuation allowances	$665.0	$683.0
Deferred tax liabilities:
Fixed assets	$118.2	$122.2
Intangible assets	437.0	466.5
Foreign currency items	40.8	-
Lease asset	51.4	48.8
Other	50.0	41.2
Total deferred tax liabilities	697.4	678.7
Total net deferred income taxes	$(32.4)	$4.3

At December 31, 2024, net operating loss, tax credit carryovers, and capital loss carryovers are available to reduce future federal, state and foreign taxable earnings (in millions):

Expiration Period:	Net operating loss carryover	Tax credit carryover	Capital loss carryover
1-5 years	$50.3	$22.7	$-
6-10 years	30.6	72.7	-
11+ years	245.5	4.0	-
Indefinite	126.0	1.2	7.4
	452.4	100.5	7.4
Valuation allowances	$392.7	$41.7	$7.4

The remaining valuation allowances booked against deferred tax assets of $7.7 million relate primarily to accrued liabilities and intangible assets that management believes, more likely than not, will not be realized.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Balance at January 1	$391.9	$521.0	$558.6
Increases related to prior periods	80.9	68.7	25.0
Decreases related to prior periods	(136.8)	(206.2)	(78.2)
Increases related to current period	4.3	8.7	19.0
Decreases related to settlements with taxing authorities	(98.4)	-	(2.0)
Decreases related to lapse of statute of limitations	(0.5)	(0.3)	(1.4)
Balance at December 31	$241.4	$391.9	$521.0
Amounts impacting effective tax rate, if recognized balance at December 31	$204.1	$251.6	$360.1

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. During 2024, we released interest and penalties of $86.9 million, and as of December 31, 2024, had a recognized liability for interest and penalties of $2.3 million, which does not include any increase related to business combinations.

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

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Additionally, tax laws have and continue to undergo rapid changes in both application and interpretation by various countries, including initiatives led by the Organisation for Economic Cooperation and Development. Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments, and other events. Management’s best estimate of such change is within the range of a $50 million decrease to a $20 million increase.

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

The IRS has proposed adjustments for tax years 2016-2019, primarily related to the U.S. taxation of foreign earnings and profits, which could result in additional material tax expense if we are unsuccessful in defending our position. This includes a proposed increase to our U.S. federal taxable income, which would result in tax expense of approximately $312 million, subject to interest. We strongly believe that the position of the IRS, with regard to this matter, is inconsistent with the applicable U.S. Treasury Regulations. We intend to continue to vigorously contest the adjustment, and we will pursue all available administrative and, if necessary, judicial remedies. If we pursue judicial remedies in the U.S. Tax Court for years 2016-2019, a number of years will likely elapse before such matters are finally resolved. No payment of any amount related to this matter is required to be made, if at all, until all applicable proceedings have been completed.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes generally remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax return positions in the process of audit or appeals.

In other major foreign jurisdictions, open years are generally 2016 or later.

18.
Capital Stock and Earnings per Share

We are authorized to issue 250.0 million shares of preferred stock, none of which were issued or outstanding as of December 31, 2024.

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

	For the Years Ended December 31,
	2024	2023	2022
Weighted average shares outstanding for basic net earnings per share	203.1	208.7	209.6
Effect of dilutive stock options and other equity awards	0.8	1.0	0.7
Weighted average shares outstanding for diluted net earnings per share	203.9	209.7	210.3

For the years ended December 31, 2024, 2023 and 2022, an average of 3.5 million options, 2.7 million options and 4.4 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock.

19.
Segment Data

We design, manufacture and market orthopedic reconstructive products; sports medicine, biologics, extremities and trauma products; CMFT products; surgical products; and a suite of integrated digital and robotic technologies that leverage data, data analytics and artificial intelligence. Our chief operating decision maker (“CODM”) is our President and Chief Executive Officer. Our CODM allocates resources to achieve our operating profit goals through three operating segments. These operating segments, which also constitute our reportable segments, are Americas; EMEA; and Asia Pacific.

Our CODM evaluates performance based upon segment operating profit exclusive of operating expenses and income pertaining to certain inventory and manufacturing-related charges, intangible asset amortization, goodwill and intangible asset impairment, restructuring and other cost reduction initiatives, quality remediation, acquisition, integration, divestiture and related, certain litigation, certain EU MDR expenses, other charges and corporate functions (collectively referred to as “Corporate items”). Corporate functions include corporate legal, finance, information technology, human resources and other corporate departments as well as stock-based compensation and certain operations, distribution, quality assurance, regulatory expenses, research and development and marketing expenses. Intercompany transactions have been eliminated from segment operating profit. In addition to evaluating performance on a monthly basis, the CODM uses sales and operating profit information to manage the business, including identifying areas of focus and growth, reviewing operating trends and allocating resources. Our CODM reviews accounts receivables and inventory assets (“Segment Assets”) as part of operating segment performance.

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

As discussed in Note 2, we implemented ASU 2023-07, Improvements to Reportable Segment Disclosures, and have included the significant expense categories that are regularly provided to our CODM. Prior year information has been included to conform to the current year presentation as required by the ASU.

Segment operating profit measures by segment are as follows (in millions):

	Americas			EMEA			Asia Pacific			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022

Net Sales	$4,794.8	$4,624.1	$4,295.5	$1,691.1	$1,592.4	$1,456.5	$1,192.8	$1,177.7	$1,187.8	$7,678.6	$7,394.2	$6,939.9
Cost of products sold, excluding intangible asset amortization	983.7	967.8	915.6	588.9	541.8	550.4	375.5	362.5	379.2
Selling, general and administrative	1,230.7	1,165.9	1,094.8	507.3	505.5	483.2	346.5	367.2	363.3
Research and development	3.5	3.4	2.8	9.0	6.9	6.7	13.3	15.6	16.3
Segment profit	$2,577.0	$2,487.1	$2,282.4	$585.8	$538.2	$416.1	$457.6	$432.3	$429.1	$3,620.4	$3,457.6	$3,127.6
Corporate items										1,742.8	1,618.4	1,611.7
Intangible asset amortization										591.9	561.5	526.8
Goodwill and intangible asset impairment										-	-	292.8
Other expense, net										31.1	9.3	128.0
Interest expense, net										218.0	201.2	164.8
Earnings from continuing operations before income taxes										$1,036.6	$1,067.3	$403.5

Other segment information is as follows (in millions):

	Depreciation and Amortization			Segment Assets
	Year Ended December 31,			As of December 31,
	2024	2023	2022	2024	2023

Americas	$150.3	$134.5	$130.3	$1,344.0	$1,212.0
EMEA	65.8	67.2	64.4	655.0	679.0
Asia Pacific	61.1	62.3	63.5	311.0	355.0
Corporate items	127.2	126.2	141.4	1,406.0	1,581.6
Intangible asset amortization	591.9	561.5	526.8	-	-
Total	$996.3	$951.7	$926.4	$3,716.0	$3,827.6

We conduct business in the following countries that hold 10 percent or more of our total consolidated Property, plant and equipment, net (in millions):

	As of December 31,
	2024	2023
United States	$1,258.3	$1,265.1
Other countries	790.5	795.3
Property, plant and equipment, net	$2,048.8	$2,060.4

U.S. sales were $4,439.0 million, $4,288.8 million, and $4,012.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Sales within any other individual country were less than 10 percent of our consolidated sales in each of those years. Sales are attributable to a country based upon the customer's country of domicile.

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

Information on our leases is as follows ($ in millions):

	For the Years Ended December 31,
	2024	2023	2022
Lease cost	$64.7	$59.7	$62.4
Cash paid for leases recognized in operating cash flows	$57.9	$62.8	$65.2
Right-of-use assets obtained in exchange for new lease liabilities	$86.2	$77.8	$72.0

	As of December 31,
	2024	2023
Right-of-use assets recognized in Other assets	$213.5	$203.8
Lease liabilities recognized in Other current liabilities	$53.2	$52.9
Lease liabilities recognized in Other long-term liabilities	$190.2	$174.4
Weighted-average remaining lease term	6.6 years	5.8 years
Weighted-average discount rate	3.5%	2.8%

Our variable lease costs are not significant.

Our future minimum lease payments as of December 31, 2024 were (in millions):

For the Years Ending December 31,
2025	$59.7
2026	51.3
2027	41.2
2028	29.2
2029	22.6
Thereafter	73.2
Total	277.2
Less imputed interest	33.8
Total	$243.4

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

We recognize litigation-related charges and gains in Selling, general and administrative expense on our consolidated statement of earnings. During the years ended December 31, 2024, 2023, and 2022, we recognized $30.5 million, $21.6 million and $65.9 million, respectively, of net litigation-related charges. At December 31, 2024 and 2023, accrued litigation liabilities were $156.4 million and $244.1 million, respectively. These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies and not just the matters discussed below. The ultimate cost of litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on our financial condition and results of operations.

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

Other Contingencies

Contractual obligations: We have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our consolidated balance sheets. These estimated payments could range from $0 to approximately $325 million.

22.
Subsequent Events

In January 2025, we entered into a definitive agreement to acquire all outstanding shares of Paragon 28, Inc. (“Paragon 28”), a leading medical device company focused exclusively on the foot and ankle orthopedic segment. The acquisition will give us a larger market share in the foot and ankle market, which is growing faster than some of the other markets we compete in. Initial consideration of approximately $1.2 billion will be paid at closing. Paragon 28 shareholders will also receive a non-tradeable contingent value right that may result in up to approximately $90 million in additional consideration if certain revenue milestones are achieved. We expect to fund the proposed transaction through a combination of cash on hand and other available debt financing sources. Closing of the proposed transaction is subject to the receipt of required regulatory approvals, approval by Paragon 28 stockholders and other customary closing conditions, and is anticipated to close in the first half of 2025.

In February 2025, we issued senior notes with aggregate principal amounts of $600 million of 4.700% notes due 2027 (“2027 Notes”), $550 million of 5.050% notes due 2030 (“2030 Notes”), and $600 million of 5.500% notes due 2035 (“2035 Notes”). We intend to use the net proceeds from these notes, together with cash on hand or other immediately available funds, to pay the consideration, fees, and expenses for the Paragon 28 acquisition. We further intend to use a portion of the proceeds of the 2027 Notes for general corporate purposes, which may include the repayment of other indebtedness (which could include the repayment of our 3.550% notes due April 1, 2025), share repurchases, financing capital commitments and financing future acquisitions. If we fail to consummate the Paragon 28 acquisition either (i) prior to November 28, 2025 (as such date may be extended in accordance with the terms of the Paragon 28 merger agreement and the supplemental indenture governing the 2030 Notes and the 2035 Notes); or (ii) due to the termination of Paragon 28 merger agreement pursuant to its terms, then we will be obligated to redeem all of the 2030 notes and the 2035 notes on the special mandatory redemption date at a redemption price equal to 101% of the principal amount of such series of notes, plus accrued and unpaid interest to, but excluding, the special mandatory redemption date.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on their assessment, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2024 and issued an unqualified opinion thereon as stated in their report, which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

In July 2024 we transitioned to a new ERP software system for a significant portion of our U.S. and Canada sales and commercial operations (the "ERP implementation"). The new ERP replaced our existing order entry, fulfillment and financial systems, resulting in material changes to our business processes and internal controls. This ERP implementation included changes to certain financial and commercial processes impacting key controls related to our internal controls over financial reporting. We implemented and/or enhanced our internal control activities, where applicable, for any changes that occurred and we continued to monitor the impact and implemented and/or enhanced our processes, procedures, and internal control over financial reporting during the fourth quarter of 2024. Except as it relates to our ERP implementation, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Audit and Other Services

During the fourth quarter of 2024, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain audit related and tax services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act.

Trading Plan Arrangements

During the three-month period ended December 31, 2024, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in rules of the Securities and Exchange Commission.

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

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by directors, senior management and employees. A copy of this policy is filed as an exhibit to this Annual Report on Form 10-K.

The additional information required by this item is incorporated by reference from our definitive Proxy Statement for our 2025 annual meeting of stockholders (the “2025 Proxy Statement”) under the captions “Corporate Governance” and “Delinquent Section 16(a) Reports.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our 2025 Proxy Statement under the captions “Executive Compensation” and “Compensation of Non-Employee Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our 2025 Proxy Statement under the captions “Executive Compensation” and “Ownership of our Stock.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our 2025 Proxy Statement under the caption “Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our 2025 Proxy Statement under the caption “Audit Committee Matters.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements: See the Consolidated Financial Statements under Item 8 of this Report.

(2) Financial Statements Schedule

Schedule II. Valuation and Qualifying Accounts (in millions):

		Additions
	Balance at	Charged	Deductions /		Effects of	Balance at
	Beginning	(Credited)	Other Additions		Foreign	End of
Description	of Period	to Expense	to Reserve		Currency	Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2022	$60.1	$22.5	$(7.6)		$3.4	$78.4
Year Ended December 31, 2023	78.4	5.1	(5.1)		(3.3)	75.1
Year Ended December 31, 2024	75.1	29.3	(7.1)		(4.1)	93.2
Deferred Tax Asset Valuation Allowances:
Year Ended December 31, 2022	$460.1	$3.0	$2.0	(1)	$(1.9)	$463.2
Year Ended December 31, 2023	463.2	(3.1)	3.7	(1)	0.8	464.6
Year Ended December 31, 2024	464.6	(3.9)	(7.9)	(1)	(3.4)	449.4
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

2.1

Separation and Distribution Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

2.2+

Agreement and Plan of Merger, dated January 28, 2025, by and among Zimmer, Inc., Paragon 28, Inc., Gazelle Merger Sub I and Zimmer Biomet Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2025)

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

4.23	Form of 2.600% Notes due 2031 (incorporated by reference to Exhibit 4.22 above)
4.24

Ninth Supplemental Indenture, dated as of December 1, 2023, between Zimmer Biomet Holdings, Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 1, 2023)

4.25	Form of 5.350% Notes due 2028 (incorporated by reference to Exhibit 4.24 above)
4.26

Tenth Supplemental Indenture, dated as of August 15, 2024, between Zimmer Biomet Holdings, Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 15, 2024)

4.27	Form of 5.200% Notes due 2034 (incorporated by reference to Exhibit 4.26 above)
4.28

Eleventh Supplemental Indenture, dated as of November 20, 2024, between Zimmer Biomet Holdings, Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 20, 2024)

4.29	Form of 3.518% Notes due 2032 (incorporated by reference to Exhibit 4.28 above)
4.30

Agency Agreement, dated as of November 20, 2024, by and among Zimmer Biomet Holdings, Inc., as issuer, U.S. Bank Europe DAC, UK Branch, as paying agent, U.S. Bank Trust Company, National Association, as transfer agent and registrar, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed November 20, 2024)

10.1*

Zimmer Biomet Holdings, Inc. Executive Performance Incentive Plan, as amended May 7, 2013 and further amended as of June 24, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2015)

10.2*	Amendment to Zimmer Biomet Holdings, Inc. Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)
10.3*

Amendment to Zimmer Biomet Holdings, Inc. Executive Performance Incentive Plan, Effective May 7, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed May 11, 2020)

10.4*

Amended and Restated Zimmer Biomet Deferred Compensation Plan, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2022)

10.5*

Restated Zimmer Biomet Holdings, Inc. Long Term Disability Income Plan for Highly Compensated Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)

10.6*

Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)

10.7*

First Amendment to the Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)

10.8*

Offer Letter, dated as of August 21, 2023, by and between Zimmer Biomet Holdings, Inc. and Ivan Tornos (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 22, 2023)

10.9*

Change in Control Severance Agreement, dated as of August 21, 2023, by and between Zimmer Biomet Holdings, Inc. and Ivan Tornos (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 22, 2023)

10.10*

Form of Amendment to Change in Control Severance Agreement with Ivan Tornos, Suketu Upadhyay, Rachel Ellingson, Lori Winkler and Paul Stellato (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K filed February 23, 2024)

10.11*

Chief Executive Officer Confidentiality, Non-Competition and Non-Solicitation Agreement, dated as of August 21, 2023, by and between Zimmer Biomet Holdings, Inc. and Ivan Tornos (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed August 22, 2023)

10.12*

Form of Change in Control Severance Agreement with Rachel Ellingson, Paul Stellato, Suketu Upadhyay and Lori Winkler (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed February 26, 2019)

10.13*

Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Suketu Upadhyay, Rachel Ellingson and Lori Winkler (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed February 26, 2019)

10.14*

Swiss Employment Agreement by and between Zimmer GmbH and Wilfred van Zuilen dated as of May 5, 2021 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed August 3, 2021)

10.15*

Offer Letter by and between Zimmer Biomet Holdings, Inc. and Wilfred van Zuilen dated as of May 5, 2021 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed August 3, 2021)

10.16*	Change in Control Severance Agreement by and between Zimmer GmbH and Wilfred van Zuilen (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed August 3, 2021)
10.17*

Amendment to Change in Control Severance Agreement dated February 19, 2024 between Zimmer GmbH and Wilfred van Zuilen (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K filed February 23, 2024)

10.18*

Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Zimmer GmbH and Wilfred van Zuilen (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed August 3, 2021)

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
10.22*

Deed of Amendment dated February 19, 2024 between Zimmer Asia (HK) Limited and Sang-Uk Yi (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K filed February 23, 2024)

10.23*

Confidentiality, Non-Competition and Non-Solicitation Agreement with Sang Yi dated June 15, 2020 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2020)

10.24*	Form of Change in Control Severance Agreement with Chad F. Phipps (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10.25*

Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Chad F. Phipps (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 26, 2015)

10.26*

Offer Letter by and between Zimmer Biomet Holdings, Inc. and Paul Stellato dated as of April 5, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2022)

10.27*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Paul Stellato (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 16, 2022)
10.28*	Form of Change in Control Severance Agreement with Mark Bezjak (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed February 23, 2024)
10.29*	Restated Zimmer Biomet Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2018)
10.30*	Amendment to Restated Zimmer Biomet Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2022)
10.31*

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

10.34*	Form of Indemnification Agreement with Non-Employee Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)
10.35*	Zimmer Biomet Holdings, Inc. Executive Physical Sub Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed February 26, 2019)
10.36*	Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (As Amended on May 14, 2021) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 20, 2021)
10.37*

Form of Nonqualified Stock Option Award Agreement (four-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed February 21, 2020)

10.38*

Form of Nonqualified Stock Option Award Agreement (two-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed February 27, 2018)

10.39*

Form of Nonqualified Stock Option Award Agreement (three-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed February 25, 2022)

10.40*

Form of Performance-Based Restricted Stock Unit Award Agreement (2022) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed February 25, 2022)

10.41*

Form of Restricted Stock Unit Award Agreement (four-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed February 21, 2020)

10.42*

Form of Restricted Stock Unit Award Agreement (three-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed February 25, 2022)

10.43*

Form of Restricted Stock Unit Award Agreement (two-year cliff vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed August 6, 2018)

10.44

Zimmer Biomet Holdings, Inc. Employee Stock Purchase Plan, as amended and restated effective May 10, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2024)

10.45

Tax Matters Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.46

Transition Services Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.47

Intellectual Property Matters Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.48

Transition Manufacturing and Supply Agreement, dated as of March 1, 2022, by and between Zimmer, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.49

Reverse Transition Manufacturing and Supply Agreement, dated as of March 1, 2022, by and between Zimmer, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.50

Transitional Trademark License Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.51

Five-Year Revolving Credit Agreement, dated as of June 28, 2024, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2024)

10.52

364-Day Revolving Credit Agreement, dated as of June 28, 2024, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 1, 2024)

19	Zimmer Biomet Holdings, Inc. Stock Trading Policy, effective April 26, 2023
21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Zimmer Biomet Holdings, Inc. Compensation Recovery Policy, effective October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed February 23, 2024)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

* Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.

	By:	/s/ Ivan Tornos
Dated: February 25, 2025		Ivan Tornos
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Ivan Tornos	President, Chief Executive Officer and Director	February 25, 2025
Ivan Tornos	(Principal Executive Officer)

/s/ Suketu Upadhyay	Chief Financial Officer and Executive Vice President - Finance, Operations and Supply Chain	February 25, 2025
Suketu Upadhyay	(Principal Financial Officer)

/s/ Paul Stellato	Vice President, Controller and Chief Accounting	February 25, 2025
Paul Stellato	Officer (Principal Accounting Officer)

/s/ Christopher Begley	Director	February 25, 2025
Christopher Begley

/s/ Betsy Bernard	Director	February 25, 2025
Betsy Bernard

/s/ Michael Farrell	Director	February 25, 2025
Michael Farrell

/s/ Robert Hagemann	Director	February 25, 2025
Robert Hagemann

/s/ Arthur Higgins	Director	February 25, 2025
Arthur Higgins

/s/ Maria Teresa Hilado	Director	February 25, 2025
Maria Teresa Hilado

/s/ Syed Jafry	Director	February 25, 2025
Syed Jafry

/s/ Sreelakshmi Kolli	Director	February 25, 2025
Sreelakshmi Kolli

/s/ Devdatt Kurdikar	Director	February 25, 2025
Devdatt Kurdikar

/s/ Louis A. Shapiro	Director	February 25, 2025
Louis A. Shapiro