Form 10-Q
period 2025-03-31
ZIMMER BIOMET HOLDINGS, INC.
filed 2025-05-05
CIK 1136869

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

As of April 24, 2025, 197,847,894 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2025

Part I – Financial Information

Item 1. Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net Sales	$1,909.1	$1,889.2
Cost of products sold, excluding intangible asset amortization	549.8	512.3
Intangible asset amortization	151.0	142.1
Research and development	110.6	107.9
Selling, general and administrative	758.8	736.2
Restructuring and other cost reduction initiatives	36.0	124.4
Acquisition, integration, divestiture and related	10.6	0.4
Operating expenses	1,616.8	1,623.3
Operating Profit	292.3	265.9
Other income (expense), net	2.9	(0.1)
Interest expense, net	(66.2)	(50.7)
Earnings before income taxes	229.0	215.1
Provision for income taxes	46.5	42.3
Net Earnings	182.6	172.8
Less: Net earnings attributable to noncontrolling interest	0.6	0.4
Net Earnings of Zimmer Biomet Holdings, Inc.	$182.0	$172.4

Earnings Per Common Share
Basic	$0.92	$0.84
Diluted	$0.91	$0.84
Weighted Average Common Shares Outstanding
Basic	198.9	205.2
Diluted	199.7	206.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net Earnings of Zimmer Biomet Holdings, Inc.	$182.0	$172.4
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	24.8	(35.8)
Unrealized cash flow hedge (losses) gains, net of tax	(32.1)	34.7
Reclassification adjustments on hedges, net of tax	(17.3)	(18.0)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	0.1	(1.1)
Total Other Comprehensive Loss	(24.5)	(20.2)
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$157.5	$152.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,384.5	$525.5
Accounts receivable, less allowance for credit losses	1,533.4	1,480.7
Inventories	2,244.2	2,235.3
Prepaid expenses and other current assets	428.2	430.1
Total Current Assets	5,590.2	4,671.5
Property, plant and equipment, net	2,064.9	2,048.8
Goodwill	8,988.6	8,951.1
Intangible assets, net	4,468.0	4,598.4
Other assets	1,072.1	1,095.5
Total Assets	$22,183.9	$21,365.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$301.3	$194.6
Other current liabilities	1,393.7	1,393.3
Current portion of long-term debt	600.0	863.0
Total Current Liabilities	2,294.9	2,450.9
Other long-term liabilities	908.9	1,096.6
Long-term debt	6,576.3	5,341.6
Total Liabilities	9,780.0	8,889.1
Commitments and Contingencies (Note 15)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 318.4 million shares as of March 31, 2025 (317.5 million as of December 31, 2024) issued	3.2	3.2
Paid-in capital	10,086.6	10,038.1
Retained earnings	11,229.7	11,095.3
Accumulated other comprehensive loss	(287.3)	(262.8)
Treasury stock, 120.5 million shares as of March 31, 2025 (118.4 million as of December 31, 2024)	(8,637.1)	(8,405.7)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,395.1	12,468.1
Noncontrolling interest	8.7	8.1
Total Stockholders' Equity	12,403.8	12,476.2
Total Liabilities and Stockholders' Equity	$22,183.9	$21,365.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity

Balance January 1, 2025	317.5	$3.2	$10,038.1	$11,095.3	$(262.8)	(118.4)	$(8,405.7)	$8.1	$12,476.2
Net earnings	-	-	-	182.0	-	-	-	0.6	182.6
Other comprehensive loss	-	-	-	-	(24.5)	-	-	-	(24.5)
Cash dividends declared ($0.24 per share)	-	-	-	(47.4)	-	-	-	-	(47.4)
Stock compensation plans	0.6	-	20.7	(0.2)	-	-	0.5	-	21.0
Embody, Inc. acquisition consideration	0.3	-	27.8	-	-	-	-	-	27.8
Share repurchases	-	-	-	-	-	(2.1)	(231.9)	-	(231.9)
Balance March 31, 2025	318.4	$3.2	$10,086.6	$11,229.7	$(287.3)	(120.5)	$(8,637.1)	$8.7	12,403.8

Balance January 1, 2024	316.2	$3.2	$9,846.1	$10,384.5	$(191.0)	(110.6)	$(7,562.3)	$7.7	$12,488.1
Net earnings	-	-	-	172.4	-	-	-	0.4	172.8
Other comprehensive loss	-	-	-	-	(20.2)	-	-	-	(20.2)
Cash dividends declared ($0.24 per share)	-	-	-	(49.3)	-	-	-	-	(49.3)
Stock compensation plans	0.8	-	76.4	1.4	-	-	1.4	-	79.2
Embody, Inc. acquisition consideration	0.2	-	23.4	-	-	-	-	-	23.4
Share repurchases	-	-	-	-	-	(0.9)	(88.0)	-	(88.0)
Balance March 31, 2024	317.2	$3.2	$9,945.9	$10,509.0	$(211.2)	(111.5)	$(7,648.9)	$8.1	$12,606.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows provided by (used in) operating activities:
Net earnings	$182.6	$172.8
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	254.4	238.6
Share-based compensation	19.6	29.0
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(15.6)	(8.6)
Receivables	(18.8)	(22.7)
Inventories	(3.0)	(55.3)
Accounts payable and accrued liabilities	(36.4)	(119.4)
Other assets and liabilities	(0.1)	(6.4)
Net cash provided by operating activities	382.8	228.0
Cash flows provided by (used in) investing activities:
Additions to instruments	(59.7)	(82.0)
Additions to other property, plant and equipment	(44.6)	(55.1)
Net investment hedge settlements	1.0	10.2
Acquisition of intangible assets	(2.4)	(43.3)
Other investing activities	(0.3)	(24.8)
Net cash used in investing activities	(106.0)	(195.0)
Cash flows provided by (used in) financing activities:
Net proceeds from revolving facilities	-	70.0
Proceeds from senior notes	1,748.1	-
Redemption of senior notes	(863.0)	-
Dividends paid to stockholders	(47.8)	(49.4)
Proceeds from employee stock compensation plans	16.7	56.4
Business combination contingent consideration payments	(17.4)	(1.5)
Debt issuance costs	(16.1)	-
Deferred business combination payments	-	(1.5)
Repurchase of common stock	(229.8)	(113.6)
Other financing activities	(15.2)	(10.5)
Net cash provided by (used in) financing activities	575.4	(50.1)
Effect of exchange rates on cash and cash equivalents	7.0	(5.7)
Change in cash and cash equivalents	859.1	(22.7)
Cash and cash equivalents, beginning of year	525.5	415.8
Cash and cash equivalents, end of period	$1,384.5	$393.0

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

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2024 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Results for interim periods should not be considered indicative of results for the full year.

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

Accounting Pronouncements Not Yet Adopted - In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which is an amendment to ASC Topic 740 - Income Taxes. The ASU improves the transparency of income tax disclosures by requiring greater disaggregated information about an entity’s effective tax rate reconciliation and requiring additional disclosures and disaggregation of income taxes, among other amendments to improve the effectiveness of income tax disclosures. The ASU is effective for fiscal years beginning after December 15, 2024. The guidance can be applied prospectively with an option to apply the guidance retrospectively. We will adopt this ASU for the fiscal year ending December 31, 2025. We are currently evaluating the impact this ASU will have on our financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is an amendment to ASC Topic 220 - Comprehensive Income. The ASU improves financial reporting by requiring disclosure of additional information about specific expense categories included in the expense captions presented on the income statement as well as disclosures about selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods for fiscal years beginning after December 15, 2027. The guidance will be applied prospectively with an option to apply the guidance retrospectively. Early adoption of this ASU is permitted. We are currently evaluating the impact this ASU will have on our financial statements and disclosures.

3. Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended
	March 31,
	2025	2024
United States	$1,113.6	$1,099.2
International	795.5	790.0
Total	$1,909.1	$1,889.2

Net sales by product category are as follows (in millions):

	Three Months Ended
	March 31,
	2025	2024
Knees	$792.9	$788.1
Hips	495.8	491.2
S.E.T.	470.5	452.6
Technology & Data, Bone Cement and Surgical	149.9	157.3
Total	$1,909.1	$1,889.2

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

4. Restructuring

In February 2025, our management approved a new global restructuring program (the "2025 Restructuring Plan") intended to reduce costs and transform the way we operate. The 2025 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $85 million. The pre-tax restructuring charges consist of employee termination benefits and other charges. The expenses incurred under our 2025 Restructuring Plan are reported in our “Restructuring and other cost reduction initiatives” financial statement line item. The following table summarizes the liabilities recognized related to the 2025 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2024	$-	$-	$-	$-
Expenses incurred in the three months ended March 31, 2025	23.2	-	0.1	23.3
Cash payments	(10.2)	-	-	(10.2)
Balance, March 31, 2025	$13.0	$-	$0.1	$13.1

Expense incurred since the start of the 2025 Restructuring Plan	$23.2	$-	$0.1	$23.3

Expense estimated to be recognized for the 2025 Restructuring Plan	$75.0	$2.0	$8.0	$85.0

In December 2023, our management approved a global restructuring program (the “2023 Restructuring Plan”) intended to optimize our cost structure and drive greater efficiencies throughout the company. The 2023 Restructuring Plan concluded in the first quarter of 2025 and resulted in total pre-tax restructuring charges of approximately $117 million. The pre-tax restructuring charges consisted of employee termination benefits; contract terminations for sales agents; and other charges, such as consulting fees. The expenses incurred under our 2023 Restructuring Plan are reported in our “Restructuring and other cost reduction initiatives” financial statement line item. The following table summarizes the liabilities recognized related to the 2023 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2024	$18.8	$1.4	$6.9	$27.1
Expenses incurred in the three months ended March 31, 2025	(0.7)	2.5	1.9	3.7
Cash payments	(7.9)	(2.7)	(5.7)	(16.3)
Foreign currency exchange rate changes	0.6	-	0.1	0.7
Balance, March 31, 2025	$10.8	$1.2	$3.2	$15.2

Expense incurred since the start of the 2023 Restructuring Plan	$93.1	$5.6	$18.5	$117.2

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

The following table summarizes the location on our condensed consolidated statement of earnings and type of cost for our 2019 Restructuring Plan (in millions):

	Three Months Ended March 31, 2025
	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Cost of products sold, excluding intangible asset amortization	$-	$-	$1.9	$1.9
Restructuring and other cost reduction initiatives	4.1	-	2.9	7.0
	$4.1	$-	$4.8	$8.9

The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2024	$38.0	$3.8	$1.3	$43.1
Expenses incurred in the three months ended March 31, 2025	4.1	-	4.8	8.9
Cash payments	(0.1)	(0.5)	(5.0)	(5.6)
Foreign currency exchange rate changes	1.2	-	-	1.2
Balance, March 31, 2025	$43.2	$3.3	$1.1	$47.6

Expense incurred since the start of the 2019 Restructuring Plan	$156.2	$35.0	$185.2	$376.4

Expense estimated to be recognized for the 2019 Restructuring Plan	$160.0	$35.0	$205.0	$400.0

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

5. Inventories

	March 31,	December 31,
	2025	2024
	(in millions)
Finished goods	$1,756.8	$1,771.7
Work in progress	215.1	175.1
Raw materials	272.3	288.5
Inventories	$2,244.2	$2,235.3

6. Property, Plant and Equipment

	March 31,	December 31,
	2025	2024
	(in millions)
Land	$18.6	$18.5
Buildings and equipment	2,302.6	2,273.1
Capitalized software costs	578.2	575.1
Instruments	3,664.8	3,589.6
Construction in progress	259.2	233.9
	6,823.4	6,690.2
Accumulated depreciation	(4,758.5)	(4,641.4)
Property, plant and equipment, net	$2,064.9	$2,048.8

We had $17.1 million and $10.4 million of property, plant and equipment included in accounts payable as of March 31, 2025 and December 31, 2024, respectively.

7. Acquisitions

On April 2, 2024, we completed the acquisition of all the outstanding shares of a third party orthopedics distributor in the Europe, Middle East and Africa ("EMEA") market. Prior to the acquisition, the distributor sold our products to its customers. The acquisition is expected to improve our margins and allow us to better serve the end customers.

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

These four acquisitions are collectively referred to in this report as the “2024 acquisitions”. Initial consideration related to the 2024 acquisitions was $294.8 million, with additional consideration up to $111.6 million, subject to the achievement of future regulatory milestones and commercial milestones. We determined the fair value of the additional consideration to be $61.0 million as of the acquisition dates.

The goodwill related to the 2024 acquisitions represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to these acquisitions is generated from the operational synergies, cross-selling opportunities and future development we expect to achieve from the technologies acquired. No goodwill is expected to be deductible for income tax purposes. The goodwill related to the two acquisitions that occurred in April of 2024 is included in the EMEA operating segment and reporting unit. The goodwill related to the acquisition that occurred in August of 2024 is included in the Americas operating segment and the Americas CMFT reporting unit. The goodwill related to the OrthoGrid acquisition is included in the Americas operating segment and the Americas Orthopedics reporting unit. In the three-month period ended March 31, 2025, there were no material adjustments to the preliminary values of the goodwill in any of the acquisitions. Changes related to foreign currency exchange rate translation adjustments were the only significant activity related to our consolidated goodwill balance in the three-month period ended March 31, 2025.

The purchase price allocations for the acquisitions which occurred in April of 2024 were final as of March 31, 2025. The purchase price allocations for the August acquisition and the OrthoGrid acquisition are preliminary as of March 31, 2025. We need additional time to evaluate the tax attributes of those transactions, which may change the recognized tax assets and liabilities. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the respective acquisition dates.

The following table summarizes the estimates of fair value of the assets acquired and liabilities assumed related to the 2024 acquisitions (in millions):

Current assets	$24.9
Intangible assets subject to amortization:
Technology	112.5
Trademarks and trade names	5.0
Customer relationships	40.8
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	7.0
Goodwill	201.6
Other assets	4.7
Total assets acquired	396.4
Current liabilities	6.1
Deferred income taxes	33.9
Other long-term liabilities	0.5
Total liabilities assumed	40.6
Net assets acquired	$355.8

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

In the three-month period ended March 31, 2024, we recognized intangible assets of $33.0 million related to agreements we entered into in order to acquire the ownership rights or gain access to various technologies. The weighted average amortization period selected for these intangible assets was 10 years. The contractual payments under these agreements are included in "Acquisition of intangible assets" in our condensed consolidated statements of cash flows. There were no material agreements of a similar nature entered into during the three-month period ended March 31, 2025.

8. Debt

Our debt consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Current portion of long-term debt
3.550% Senior Notes due 2025	$-	$863.0
3.050% Senior Notes due 2026	600.0	-
Total current portion of long-term debt	$600.0	$863.0
Long-term debt
3.050% Senior Notes due 2026	$-	$600.0
4.700% Senior Notes due 2027	600.0	-
5.350% Senior Notes due 2028	500.0	500.0
5.050% Senior Notes due 2030	550.0	-
3.550% Senior Notes due 2030	257.5	257.5
2.600% Senior Notes due 2031	750.0	750.0
5.200% Senior Notes due 2034	700.0	700.0
5.500% Senior Notes due 2035	600.0	-
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
2.425% Euro Notes due 2026	540.0	517.7
1.164% Euro Notes due 2027	540.0	517.7
3.518% Euro Notes due 2032	756.0	724.8
Debt discount and issuance costs	(47.5)	(34.1)
Adjustment related to interest rate swaps	(136.3)	(158.6)
Total long-term debt	$6,576.3	$5,341.6

In the three-month period ended March 31, 2025, we redeemed the $863.0 million outstanding principal amount of our 3.550% Senior Notes due 2025.

On February 19, 2025, we completed the offering of $600.0 million aggregate principal amount of our 4.700% notes due February 19, 2027 (the “2027 Notes”), $550.0 million aggregate principal amount of our 5.050% notes due February 19, 2030 (the “2030 Notes”) and $600.0 million aggregate principal amount our 5.500% notes due February 19, 2035 (the “2035 Notes”). Interest for these notes is payable semi-annually in arrears on February 19 and August 19 of each year, commencing on August 19, 2025. We received proceeds of $1,748.1 million from the 2027 Notes, 2030 Notes, and 2035 Notes.

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

The 2024 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets. The 2024 Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2024 Five-Year Credit Agreement as of March 31, 2025. As of March 31, 2025, there were no outstanding borrowings under the 2024 Five-Year Credit Agreement.

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

The 2024 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets. The 2024 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2024 364-Day Revolving Credit Agreement as of March 31, 2025. As of March 31, 2025, there were no outstanding borrowings under the 2024 364-Day Revolving Credit Agreement.

On August 28, 2023, we entered into an uncommitted facility letter (the "Uncommitted Credit Facility"), which provides that from time to time, we may request, and the lender in its absolute and sole discretion may provide, short-term loans. Borrowings under the Uncommitted Credit Facility may be used only for general corporate and working capital purposes. The Uncommitted Credit Facility provides that the aggregate principal amount of outstanding borrowings at any time shall not exceed $300.0 million. Each borrowing under the Uncommitted Credit Facility will mature on the maturity date specified by the lender at the time of the advance, which will be no more than 90 days following the date of the advance. The Uncommitted Credit Facility and borrowings thereunder are unsecured. Borrowings under the Uncommitted Credit Facility bear interest at floating rates, based upon either Term SOFR for the applicable interest period, the prime rate, or lender’s cost of funds, in each case, plus an applicable margin determined at the time of each borrowing. The Uncommitted Credit Facility includes customary affirmative and negative covenants and events of default for unsecured uncommitted financing arrangements. We were in compliance with all covenants under the Uncommitted Credit Facility as of March 31, 2025. As of March 31, 2025, there were no outstanding borrowings under the Uncommitted Credit Facility.

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

The estimated fair value of our senior notes, which includes our Euro notes, as of March 31, 2025, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $7,159.9 million.

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

The following table shows the changes in the components of AOCI gains (losses), net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2024	$(239.0)	$88.2	$(112.0)	$(262.8)
AOCI before reclassifications	24.8	(32.1)	-	(7.3)
Reclassifications to statements of earnings	-	(17.3)	0.1	(17.2)
Balance at March 31, 2025	$(214.2)	$38.8	$(111.9)	$(287.3)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended
	March 31,		Location on
Component of AOCI	2025	2024	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$21.0	$22.0	Cost of products sold
Forward starting interest rate swaps	(0.2)	(0.2)	Interest expense, net
	20.8	21.8	Total before tax
	3.5	3.8	Provision for income taxes
	$17.3	$18.0	Net of tax
Defined benefit plans
Prior service cost and unrecognized actuarial loss	$(0.2)	$0.8	Other income (expense), net
	(0.1)	(0.3)	Provision for income taxes
	$(0.1)	$1.1	Net of tax
Total reclassifications	$17.2	$19.1	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended March 31, 2025
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$1.5	(23.3)	$24.8
Unrealized cash flow hedge gains	(32.8)	(0.7)	(32.1)
Reclassification adjustments on cash flow hedges	(20.8)	(3.5)	(17.3)
Adjustments to prior service cost and unrecognized actuarial assumptions	0.2	0.1	0.1
Total Other Comprehensive Income (Loss)	$(51.9)	$(27.4)	$(24.5)

	Three Months Ended March 31, 2024
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(19.2)	$16.6	$(35.8)
Unrealized cash flow hedge gains	43.4	8.7	34.7
Reclassification adjustments on cash flow hedges	(21.8)	(3.8)	(18.0)
Adjustments to prior service cost and unrecognized actuarial assumptions	(0.8)	0.3	(1.1)
Total Other Comprehensive Income (Loss)	$1.6	$21.8	$(20.2)

10. Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of March 31, 2025
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$41.3	$-	$41.3	$-
Cross-currency interest rate swaps	34.3	-	34.3	-
Total Assets	$75.6	$-	$75.6	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$4.6	$-	$4.6	$-
Cross-currency interest rate swaps	12.8	-	12.8	-
Interest rate swaps	136.3	-	136.3	-
Contingent payments related to acquisitions	137.7	-	-	137.7
Total Liabilities	$291.4	$-	$153.7	$137.7

	As of December 31, 2024
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$89.5	$-	$89.5	$-
Cross-currency interest rate swaps	50.3	-	50.3	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.8	-	1.8	-
Total Assets	$141.6	$-	$141.6	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$1.8	$-	$1.8	$-
Cross-currency interest rate swaps	14.2	-	14.2	-
Interest rate swaps	158.6	-	158.6	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	0.8	-	0.8	-
Contingent payments related to acquisitions	180.7	-	-	180.7
Total Liabilities	$356.1	$-	$175.4	$180.7

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

Contingent payments related to acquisitions consist of sales-based payments and regulatory milestones, and are valued using discounted cash flow techniques. The fair value of sales-based payments is based upon significant unobservable inputs such as probability-weighted future revenue estimates and simulating the numerous potential outcomes, and changes as revenue estimates increase or decrease. The fair value of the regulatory milestones is based on the probability of success in obtaining the specified regulatory approval. The fair value of sales-based payments and regulatory milestones utilize significant unobservable inputs, which could reasonably change in future periods resulting in significantly higher or lower fair value measurements. If our estimates of future revenue or probability of achievement increase, the fair value measurements for these contingent payments will increase. Vice versa, if our estimates of future revenue or probability of achievement decrease, the fair value measurements for these contingent payments will decline.

Contingent payments related to our acquisition of Embody, Inc. ("Embody") are to be settled by issuance of our common stock and cash payments. During the three-month period ended March 31, 2025, we issued 0.3 million shares of our common stock valued at $27.8 million and paid $4.4 million of cash for a commercial milestone related to the Embody acquisition. The fair value of common stock was determined to be $101.02 per share, which represented the average of our high and low stock prices on the settlement date.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2024	$180.7
Change in estimates	1.7
Settlements	(45.2)
Foreign currency impact	0.6
Ending balance March 31, 2025	$137.7

Changes in estimates for contingent payments related to acquisitions are recognized in the "Acquisition, integration, divestiture and related" line item on our condensed consolidated statements of earnings.

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

As of March 31, 2025 and December 31, 2024, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Long-term debt	$860.0	$837.6	$(136.3)	$(158.6)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes due 2045 we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering. The interest rate swaps were settled, and the remaining loss to be recognized at March 31, 2025 was $23.0 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

Derivatives Designated as Net Investment Hedges

We are exposed to the impact of foreign exchange rate fluctuations in the investments in our wholly-owned foreign subsidiaries that are denominated in currencies other than the U.S. Dollar. In order to mitigate the volatility in foreign exchange rates, we issued Euro notes in December 2016, November 2019 and November 2024 and designated 100 percent of the Euro notes to hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of the Euro. All changes in the fair value of a hedging instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets.

At March 31, 2025, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Japanese Yen 54.1 billion and Swiss Franc 125 million. These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Japanese Yen and Swiss Franc. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated. We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings. The net cash received or paid related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows. In the three-month period ended March 31, 2025, Euro 225 million of our cross-currency interest rate swaps matured at a loss of $8.0 million. The settlement of this loss with the counterparties is reflected in investing cash flows in our condensed consolidated statements of cash flows and will remain in AOCI on our condensed consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts and options outstanding at March 31, 2025, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from April 2025 through September 2027. As of March 31, 2025, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,479.2 million. As of March 31, 2025, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $411.8 million.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one to three months to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency remeasurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. The net amount of these offsetting gains/losses is recorded in other income (expense), net. Any outstanding contracts are recorded on the balance sheet at fair value as of the end of the reporting period. The notional amounts of these contracts are generally in a range of $1.25 billion to $1.75 billion per quarter.

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in AOCI			Reclassified from AOCI
	Three Months Ended			Three Months Ended
	March 31,		Location on	March 31,
Derivative Instrument	2025	2024	Statements of Earnings	2025	2024
Foreign exchange forward contracts	$(32.8)	$43.4	Cost of products sold	$21.0	$22.0
Forward starting interest rate swaps	-	-	Interest expense, net	(0.2)	(0.2)
	$(32.8)	$43.4		$20.8	$21.8

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at March 31, 2025, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $49.4 million, or $38.8 million after taxes, which is deferred in AOCI. A gain of $57.2 million, or $46.8 million after taxes, is expected to be reclassified to earnings in cost of products sold, and a loss of $0.8 million, or $0.6 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$549.8	$(66.2)	$512.3	$(50.7)
The effects of fair value, cash flow and net investment hedging:
Loss on fair value hedging relationships
Interest rate swaps	-	(8.0)	-	(10.6)
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	21.0	-	22.0	-
Forward starting interest rate swaps	-	(0.2)	-	(0.2)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	5.3	-	8.2

Derivatives Not Designated as Hedging Instruments

The following gains (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended
	Location on	March 31,
Derivative Instrument	Statements of Earnings	2025	2024
Foreign exchange forward contracts	Other income (expense), net	$(2.6)	$8.4

These gains (losses) do not reflect offsetting gains of $1.4 million and losses of $12.2 million in the three-month periods ended March 31, 2025, and 2024, respectively, recognized in other income (expense), net as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of March 31, 2025 and December 31, 2024, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets. On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with substantially all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of March 31, 2025		As of December 31, 2024
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$47.0	Other current assets	$82.3
Cross-currency interest rate swaps	Other current assets	-	Other current assets	1.6
Foreign exchange forward contracts	Other assets	8.8	Other assets	24.5
Cross-currency interest rate swaps	Other assets	34.3	Other assets	48.7
Total asset derivatives		$90.1		$157.1

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$-	Other current assets	$7.1

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$13.3	Other current liabilities	$13.8
Cross-currency interest rate swaps	Other current liabilities	12.8	Other current liabilities	12.0
Foreign exchange forward contracts	Other long-term liabilities	5.8	Other long-term liabilities	5.3
Cross-currency interest rate swaps	Other long-term liabilities	-	Other long-term liabilities	2.2
Interest rate swaps	Other long-term liabilities	136.3	Other long-term liabilities	158.6
Total liability derivatives		$168.2		$191.9

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$-	Other current liabilities	$6.1

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of March 31, 2025			As of December 31, 2024
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$47.0	$10.7	$36.3	$82.3	$12.6	$69.7
Cash flow hedges	Other assets	8.8	3.8	5.0	24.5	4.7	19.8
Derivatives Not Designated as Hedges	Other current assets	-	-	-	7.1	5.3	1.8

Liability Derivatives
Cash flow hedges	Other current liabilities	13.3	10.7	2.6	13.8	12.6	1.2
Cash flow hedges	Other long-term liabilities	5.8	3.8	2.0	5.3	4.7	0.6
Derivatives Not Designated as Hedges	Other current liabilities	-	-	-	6.1	5.3	0.8

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended
	March 31,
Derivative Instrument	2025	2024
Euro Notes	$(75.7)	$24.4
Cross-currency interest rate swaps	(22.6)	46.1
	$(98.3)	$70.5

12. Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Additionally, tax laws continue to undergo rapid changes in both application and interpretation by various countries, including state aid interpretations and initiatives led by the Organisation for Economic Cooperation and Development ("OECD"). Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events.

We are under continuous audit by the Internal Revenue Service ("IRS") and have disputes with the IRS and other foreign taxing authorities in the jurisdictions where we operate. In addition, some jurisdictions in which we operate require payment of disputed taxes to petition a court or taxing authority, or we may elect to make such payments prior to final resolution. We record any prepayments as income tax receivables when we believe our position is more likely than not to be upheld. We assess our position on these disputes at each reporting period. During the course of these audits and disputes, we receive proposed adjustments from taxing authorities that may be material. Therefore, there is a possibility that an adverse outcome in these audits or disputes could have a material effect on our results of operations and financial condition. Our U.S. federal income tax returns have been audited through 2019.

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

In the three-month period ended March 31, 2025, our effective tax rate (“ETR”) was 20.3 percent compared to 19.7 percent for the three-month period ended March 31, 2024. The 20.3 percent and the 19.7 percent ETR in the three-month periods ended March 31, 2025 and 2024, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which generally have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits, appeals, and litigation; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

13. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended
	March 31,
	2025	2024
Weighted average shares outstanding for basic net earnings per share	198.9	205.2
Effect of dilutive stock options and other equity awards	0.8	1.0
Weighted average shares outstanding for diluted net earnings per share	199.7	206.2

During the three-month periods ended March 31, 2025 and 2024, an average of 4.7 million options and 1.6 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

14. Segment Information

We design, manufacture and market orthopedic reconstructive products; sports medicine, biologics, extremities and trauma products; CMFT; surgical products; and a suite of integrated digital and robotic technologies that leverage data, data analytics and artificial intelligence. Our chief operating decision maker (“CODM”) is our President and Chief Executive Officer. Our CODM allocates resources to achieve our operating profit goals through three operating segments. These operating segments, which also constitute our reportable segments, are Americas; EMEA; and Asia Pacific.

Our CODM evaluates performance based upon segment operating profit exclusive of operating expenses and income pertaining to certain inventory and manufacturing-related charges, intangible asset amortization, goodwill and intangible asset impairment, restructuring and other cost reduction initiatives, acquisition, integration, divestiture and related, certain litigation, certain European Union Medical Device Regulation ("EU MDR") expenses, other charges and corporate functions (collectively referred to as “Corporate items”). Corporate functions include corporate legal, finance, information technology, human resources and other corporate departments as well as stock-based compensation and certain operations, distribution, quality assurance, regulatory expenses, research and development and marketing expenses. Intercompany transactions have been eliminated from segment operating profit. In addition to evaluating performance on a monthly basis, the CODM uses sales and operating profit information to manage the business, including identifying areas of focus and growth, reviewing operating trends and allocating resources. Our CODM reviews accounts receivables and inventory assets (“Segment Assets”) as part of operating segment performance.

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

We reclassified certain insignificant prior period expenses to conform to the current period presentation.

Segment operating profit measures by segment are as follows (in millions):

	Americas		EMEA		Asia Pacific		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024	2025	2024

Net Sales	$1,204.3	$1,186.5	$443.1	$444.8	$261.7	$258.0	$1,909.1	$1,889.2
Cost of products sold, excluding intangible asset amortization	266.3	237.0	167.7	154.8	83.8	75.1
Selling, general and administrative	313.4	309.1	124.0	133.2	85.4	85.2
Research and development	1.0	1.2	2.8	2.0	3.3	3.3
Segment profit	$623.6	$639.2	$148.6	$154.8	$89.2	$94.4	$861.4	$888.4
Corporate items							418.1	480.4
Intangible asset amortization							151.0	142.1
Other (income) expense, net							(2.9)	0.1
Interest expense, net							66.2	50.7
Earnings before income taxes							$229.0	$215.1

Other segment information is as follows (in millions):

	Depreciation and Amortization		Segment Assets
	Three Months Ended March 31,		As of
	2025	2024	March 31, 2025	December 31, 2024

Americas	$37.5	$36.5	$1,352.0	$1,344.0
EMEA	15.8	16.8	705.0	655.0
Asia Pacific	15.3	15.4	316.0	311.0
Corporate items	34.8	27.8	1,404.6	1,406.0
Intangible asset amortization	151.0	142.1	-	-
Total	$254.4	$238.6	$3,777.6	$3,716.0

15. Commitments and Contingencies

Litigation

From time to time, we are involved in various legal proceedings, including product liability, intellectual property, stockholder matters, tax disputes, commercial disputes, employment matters, whistleblower and qui tam claims and investigations, governmental proceedings and investigations, and other legal matters that arise in the normal course of our business. These include, among others, product liability claims relating to the Durom Cup, Zimmer M/L Taper, M/L Taper with Kinectiv Technology, Versys Femoral Head and the M2a-Magnum hip system. On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We establish liabilities for loss contingencies on an undiscounted basis when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. For matters where a loss is believed to be reasonably possible, but not probable, or if no reasonable estimate of known or probable loss is available, no accrual has been made.

When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and other contingencies are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, involve multidistrict litigation, involve multiple foreign jurisdictions and/or potentially involve penalties, fines or punitive damages. In addition to the matters described herein, we remain subject to the risk of future governmental, regulatory and legal actions. Governmental and regulatory actions may lead to product recalls, injunctions and other restrictions on our operations and monetary sanctions, which may include substantial civil or criminal penalties. Actions involving intellectual property could result in a loss of patent protection or the ability to market products, which could lead to significant sales reductions or cost increases, or otherwise materially affect the results of our operations.

We recognize litigation-related charges and gains in Selling, general and administrative expense on our condensed consolidated statement of earnings. During the three-month periods ended March 31, 2025 and 2024, we recognized $2.1 million and $1.0 million, respectively, of net litigation-related charges. At March 31, 2025 and December 31, 2024, accrued litigation liabilities were $135.4 million and $156.4 million, respectively. These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies. The ultimate cost of litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on our financial condition and results of operations.

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

16. Subsequent Event

On April 21, 2025, (the "Closing Date") we completed the acquisition of all outstanding shares of Paragon 28, Inc. ("Paragon 28"). At the effective time of the acquisition, each outstanding common share of Paragon 28 was automatically cancelled and retired and converted into the right to receive (i) $13.00 in cash and (ii) a non-tradeable contingent value right (“CVR”) entitling the holder to receive up to $1.00 per share in cash if certain revenue milestones are achieved. Upon completion of the acquisition, Paragon 28 became a wholly-owned subsidiary of Zimmer Biomet.

Paragon 28 is a leading medical device company focused exclusively on the foot and ankle orthopedic segment. The acquisition increases our market share in the foot and ankle space, which has been growing faster than some of the other spaces in which we compete. We paid approximately $1.4 billion in initial consideration and acquisition-related costs to complete the transaction utilizing cash on hand and by borrowing $400.0 million on our 2024 Five-Year Credit Agreement and $150.0 million on our Uncommitted Credit Facility. The CVRs issued to former Paragon 28 shareholders may result in up to approximately $90 million in additional consideration if certain revenue milestones are achieved. Additional information related to the acquisition of Paragon 28, such as the fair value of assets and liabilities acquired, has not been provided due to insufficient time to complete the procedures necessary to determine such amounts.

Paragon 28-Related Contingencies

Paragon 28 Securities Class Action Litigation. In September 2024, a putative class action lawsuit was filed against Paragon 28, Inc. (“Paragon 28”), its former CEO Albert DaCosta, its former CFO Stephen M. Deitsch, and its former interim CFO Kristina Wright, in the U.S. District Court for the District of Colorado (the “District of Colorado”), captioned Ellington v. Paragon 28, Inc. et al., (the “Ellington Action”). In October 2024, a second putative class action lawsuit was filed against the same parties also in the District of Colorado, captioned Tiedt v. Paragon 28, Inc., (the “Tiedt Action” and, together with the Ellington Action, the “Paragon Actions”). The Paragon Actions generally allege that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder related to Paragon 28’s financial statements and the effectiveness of Paragon 28’s internal financial controls. On April 4, 2025, the District of Colorado consolidated the Paragon Actions and appointed Nicholas Tiedt as lead plaintiff under the Private Securities Litigation Reform Act of 1995.

SEC Subpoena to Paragon 28. In September 2024, Paragon 28 received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) for documents related to Paragon 28’s SEC Form 8-K, published on July 30, 2024, which stated that certain previously issued financial statements should no longer be relied upon due to errors in such financial statements and that a restatement of those prior financial statements was required. Paragon 28 was, and now Zimmer Biomet is, cooperating with the SEC's investigation, which is ongoing.

We are in the process of evaluating these contingencies as part of the Paragon 28 purchase price allocation as of the Closing Date.

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

Executive Level Overview

Results for the Three-Month Period ended March 31, 2025

In the three-month period ended March 31, 2025, our net sales increased 1.1 percent when compared to the same prior year period. Net sales growth was driven by a combination of market growth, new product introductions and commercial execution across the organization. Our net sales experienced a negative effect of 1.2 percent from changes in foreign currency exchange rates in the three-month period ended March 31, 2025.

Our net earnings were $182.0 million in the three-month period ended March 31, 2025, compared to $172.4 million in the same prior year period. The increase in earnings was primarily due to lower charges from our restructuring plans, and the net sales increase. These favorable items were partially offset by higher cost of products sold due to sales volumes increases and higher manufacturing costs; investments made to direct-to-patient marketing, information technology and medical education events; and higher interest costs due to higher borrowings in anticipation of the Paragon 28 acquisition.

2025 Outlook

We expect year-over-year revenue growth of 5.7 percent to 8.2 percent in 2025 to be driven by a combination of Paragon 28 net sales, market growth, new product introductions and commercial execution. Based on recent foreign currency exchange rates, we expect foreign currency to positively affect year-over-year net sales by up to 0.5 percent. We estimate net earnings will decrease in 2025 when compared to 2024 due to higher acquisition and integration costs, operating expenses and intangible asset amortization related to the Paragon 28 acquisition, higher manufacturing costs caused by inflation, tariffs, higher net interest expense due to higher interest rates and increased borrowings and a higher estimated effective tax rate due to favorable 2024 adjustments that are not expected to recur. These unfavorable items are expected to be partially offset by higher net sales, leverage from fixed operating expenses, ongoing savings from our restructuring plans and lower employee termination and other charges from our restructuring plans.

The ultimate impact that tariffs will have on our net earnings is difficult to predict due to their fluid nature. We account for tariffs as part of the cost of our inventory or instruments and recognize the expense in cost of products sold when the related inventory is sold to a customer, or depreciate the additional cost of the instrument in selling, general and administrative expense. Based upon current administration proposals, we anticipate recognizing $60 million to $80 million of additional expenses related to tariffs in 2025. This estimate contemplates our best view of mitigation efforts currently underway and that the announced European reciprocal tariffs will go into effect after the ninety-day stay period. Since we capitalize tariffs as part of the cost of our inventory and instruments, the impact in 2025 will be more significant in the second half of the year.

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

Net Sales by Geography

The following table presents our net sales by geography and the percentage changes (dollars in millions):

	Three Months Ended
	March 31,
	2025	2024	% Inc
United States	$1,113.6	$1,099.2	1.3%
International	795.5	790.0	0.7
Total	$1,909.1	$1,889.2	1.1

Net Sales by Product Category

The following table presents our net sales by product category and the percentage changes (dollars in millions):

	Three Months Ended
	March 31,
	2025	2024	% Inc / (Dec)
Knees	$792.9	$788.1	0.6%
Hips	495.8	491.2	0.9
S.E.T.	470.5	452.6	3.9
Technology & Data, Bone Cement and Surgical	149.9	157.3	(4.7)
Total	$1,909.1	$1,889.2	1.1

The following table presents our net sales by geography for our Knees and Hips product categories (dollars in millions):

	Three Months Ended March 31,
	2025	2024	% Inc / (Dec)
Knees
United States	$459.0	$458.0	0.2%
International	333.9	330.1	1.2
Total	$792.9	$788.1	0.6
Hips
United States	$264.3	$254.9	3.7%
International	231.5	236.3	(2.0)
Total	$495.8	$491.2	0.9

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had a positive effect of 2.2 percent on year-over-year sales during the three-month period ended March 31, 2025. Market growth and new product introductions contributed positively to volume and mix trends.

Pricing Trends

Global selling prices had a positive effect of 0.1 percent on year-over-year sales during the three-month period ended March 31, 2025. The majority of countries in which we operate continue to experience pricing pressure from local hospitals, health systems, and governmental healthcare cost containment efforts. However, we have had success in offsetting negative effects of pricing pressure due to internal initiatives and being able to pass some inflationary impacts on to customers.

Foreign Currency Exchange Rates

For the three-month period ended March 31, 2025, changes in foreign currency exchange rates had a negative effect of 1.2 percent on year-over-year sales. If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a positive impact of up to 0.5 percent on full-year 2025 sales.

Geography

The 1.3 percent net sales growth in the U.S. in the three-month period ended March 31, 2025, was driven by market growth in our Knees, Hips and S.E.T. product categories. Internationally, net sales increased by 0.7 percent during the three-month period ended March 31, 2025, when compared to the same prior year period. This increase was similarly driven by market growth in most of our international markets. Our International sales were negatively affected by 3.0 percent due to changes in foreign currency exchange rates in the three-month period ended March 31, 2025.

Product Categories

Knees and Hips net sales benefited from market growth and new product introductions in the three-month period ended March 31, 2025. Changes in foreign currency exchange rates had negative effects of 1.3 percent and 1.5 percent on Knees and Hips net sales, respectively, in the three-month period ended March 31, 2025. The S.E.T. net sales increase in the three-month period ended March 31, 2025, was primarily the result of growth in our sports medicine, upper extremities, and craniomaxillofacial and thoracic products. Technology & Data, Bone Cement and Surgical net sales declined in the three-month period ended March 31, 2025, due to lower net sales of our ROSA® Robot.

Expenses as a Percentage of Net Sales

	Three Months Ended
	March 31,		% Inc /
	2025	2024	(Dec)
Cost of products sold, excluding intangible asset amortization	28.8%	27.1%	1.7%
Intangible asset amortization	7.9	7.5	0.4
Research and development	5.8	5.7	0.1
Selling, general and administrative	39.7	39.0	0.7
Restructuring and other cost reduction initiatives	1.9	6.6	(4.7)
Acquisition, integration, divestiture and related	0.6	-	0.6
Operating profit	15.3	14.1	1.2

Cost of products sold, excluding intangible asset amortization, increased in both amount and as a percentage of net sales in the three-month period ended March 31, 2025, when compared to the same prior year period. The increases were primarily due to higher manufacturing costs caused by inflation.

Intangible asset amortization expense increased in amount and as a percentage of net sales in the three-month period ended March 31, 2025 compared to the same prior year period due to acquisitions and other technology-based asset purchases we made in 2024.

R&D expenses increased in amount and as a percentage of net sales in the three-month period ended March 31, 2025, when compared to the same prior year period. The increases were driven by higher spending on certain technology-based projects.

Selling, general and administrative (“SG&A”) expenses increased in amount and as a percentage of net sales in the three-month period ended March 31, 2025, when compared to the same prior year period. The increases were driven by higher bad debt expenses related to various customers in multiple countries and investments made to direct-to-patient marketing, information technology and medical education events.

In February 2025 and December of each of 2023, 2021 and 2019, we initiated global restructuring programs. We also have other cost reduction and optimization initiatives that have the goal of reducing costs across the organization. We recognized expenses of $36.0 million and $124.4 million in the three-month periods ended March 31, 2025 and 2024, respectively, related to these programs and initiatives. These expenses were primarily related to employee termination benefits, sales agent contract terminations, and consulting and project management expenses associated with these programs, as well as expenses related to other optimization initiatives. The expenses were higher in the 2024 period when compared to the 2025 period primarily due to expenses related to the

2023 Restructuring Plan that had just been initiated at the end of 2023 and was larger in scope than the 2025 Restructuring Plan, and lower expenses related to our U.S. and Canada ERP implementation and other initiatives as those are completed. For more information regarding these expenses, see Note 4 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Acquisition, integration, divestiture and related expenses increased in amount and as a percentage of net sales in the three-month period ended March 31, 2025, when compared to the same prior year period, primarily due to acquisitions that occurred in 2024. We expect that acquisition and integration expenses will increase significantly in 2025 due to the acquisition of Paragon 28.

Other Income (Expense), Net, Interest Expense, Net, and Income Taxes

In the three-month periods ended March 31, 2025 and 2024, we recognized income of $2.9 million and expense of $0.1 million, respectively, in our other income (expense), net financial statement line item. The increased income was primarily due to lower losses on the remeasurement of monetary assets and liabilities denominated in a currency other than a subsidiary's functional currency and the related derivative instruments that are not designated as hedging instruments that we use to manage the currency exposures of these assets and liabilities.

Interest expense, net, increased in the three-month period ended March 31, 2025, when compared to the same prior year period. The increased interest expense was due to higher average debt balances outstanding in anticipation of the Paragon 28 acquisition and new borrowings in 2024 that replaced debt with lower interest rates.

In the three-month period ended March 31, 2025, our effective tax rate (“ETR”) was 20.3 percent compared to 19.7 percent for the three-month period ended March 31, 2024. The 20.3 percent and the 19.7 percent ETR in the three-month periods ended March 31, 2025 and 2024, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which generally have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits, appeals, and litigation; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(dollars in millions)	2025	2024	2025	2024	2025	2024
Americas	$1,204.3	$1,186.5	$623.6	$639.2	51.8%	53.9%
EMEA	443.1	444.8	148.6	154.8	33.5	34.8
Asia Pacific	261.7	258.0	89.2	94.4	34.1	36.6

Americas

In the Americas, operating profit and operating profit as a percentage of net sales decreased in the three-month period ended March 31, 2025, when compared to the same prior year period. The decrease was primarily due to higher manufacturing costs and higher bad debt-related charges in the current year period.

EMEA

In EMEA, operating profit and operating profit as a percentage of net sales decreased in the three-month period ended March 31, 2025, when compared to the same prior year period. The decrease was primarily due to higher manufacturing costs, which were partially offset by savings from our restructuring plans.

Asia Pacific

In Asia Pacific, operating profit and operating profit as a percentage of net sales decreased in the three-month period ended March 31, 2025, when compared to the same prior year period. The decrease was primarily due to higher manufacturing costs and higher bad debt-related charges in the current year period.

Liquidity and Capital Resources

As of March 31, 2025, we had $1,384.5 million in cash and cash equivalents. In addition, we had $1.0 billion available to borrow under our 2024 364-Day Credit Agreement, and $1.5 billion available under our 2024 Five-Year Revolving Facility. The terms of the 2024 364-Day Credit Agreement and the 2024 Five-Year Revolving Facility are described further in Note 8 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Sources of Liquidity

Cash flows provided by operating activities were $382.8 million in the three-month period ended March 31, 2025, compared to $228.0 million in the same prior year period. The 2025 period featured lower investments in inventory, lower bonus payments and favorable timing of accounts payable payments relative to 2024.

Cash flows used in investing activities were $106.0 million in the three-month period ended March 31, 2025, compared to $195.0 million in the same prior year period. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio, including new product introductions and optimization of our manufacturing and logistics networks. The decline in property, plant and equipment additions was driven by lower enterprise resource planning software spend as that project was implemented in the second half of 2024. In addition, in the three-month period ended March 31, 2024, we entered into agreements to acquire the ownership rights or gain access to various technologies that were recognized as intangible assets and invested in a debt security.

Cash flows provided by financing activities were $575.4 million in the three-month period ended March 31, 2025, compared to cash flows used in financing activities of $50.1 million in the same prior year period. In the 2025 period, we issued senior notes for proceeds of $1,748.1 million and used the proceeds, along with cash on hand, to redeem $863.0 million of senior notes that were to mature on April 1, 2025, and to repurchase $229.8 million of our common stock. In the 2024 period, we borrowed a net $70.0 million under our Uncommitted Credit Facility and used those proceeds, along with cash on hand, to repurchase $113.6 million of our common stock.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of March 31, 2025, $466.5 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $88.8 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The remaining amount is denominated in currencies of the various countries where we operate. We generally intend to limit distributions from foreign subsidiaries earnings that were previously taxed in the U.S., as a result of the transition tax or tax on Global Intangible Low-Taxed Income (“GILTI”). These previously taxed earnings would not be subject to further U.S. federal tax.

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

Material Cash Requirements from Known Contractual and Other Obligations

At March 31, 2025, we had outstanding debt of $7,176.3 million, of which $600.0 million was classified as current debt. Our current debt consists of $600.0 million of senior notes that mature on January 15, 2026. We believe we can satisfy these debt obligations with cash generated from our operations, by issuing new debt and/or by borrowing on our committed revolving credit facilities.

As discussed in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, on April 21, 2025, we completed the acquisition of Paragon 28. We paid approximately $1.4 billion in initial consideration and acquisition-related costs to complete the transaction utilizing cash on hand and by borrowing $400.0 million on our 2024 Five-Year Credit Agreement and $150.0 million on our Uncommitted Credit Facility.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 8 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In February 2025, our Board of Directors declared a quarterly cash dividend of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In May 2024, our Board of Directors authorized a $2.0 billion share repurchase program with no expiration date. As of March 31, 2025, $1,020.2 million remained authorized under the program.

As discussed in Note 4 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, we are executing on a 2025 Restructuring Plan, a 2023 Restructuring Plan and a 2019 Restructuring Plan. The 2025 Restructuring Plan is expected to result in total pre-tax charges of approximately $85 million by the end of 2027, of which approximately $23 million was incurred through March 31, 2025. We expect to reduce gross annual pre-tax operating expenses by approximately $95 million relative to the 2024 baseline expenses by the end of 2027 as program benefits under the 2025 Restructuring Plan are realized. The 2023 Restructuring Plan, which was completed as of March 31, 2025, resulted in total pre-tax charges of approximately $117 million. We expect to reduce gross annual pre-tax operating expenses by $175 million to $200 million relative to the 2023 baseline expenses by the end of 2025 as program benefits under the 2023 Restructuring Plan are realized. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $400 million by the end of 2025, of which approximately $376 million was incurred through March 31, 2025. In our original estimates, we expected to reduce gross annual pre-tax operating expenses by approximately $180 million to $280 million relative to the 2019 baseline expenses by the end of 2023 as benefits under the 2019 Restructuring Plan were realized. Our latest estimates indicate that we will be near the low end of that range, and the full benefits will not be realized until we complete the closure of a manufacturing facility, which is expected to occur in 2025.

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

As discussed in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters. We estimate the total liabilities for all litigation matters was $135.4 million as of March 31, 2025. However, litigation is inherently uncertain, and upon resolution of any of these uncertainties, we may incur charges in excess of these estimates, and may in the future incur other material judgments or enter into other material settlements of claims. We expect to pay these liabilities over the next few years. Additionally, we have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $325 million.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 2 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

The preparation of our financial statements is affected by the selection and application of accounting policies and methods, and also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three-month period ended March 31, 2025 to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
•
control of costs and expenses;
•
risks related to the ability to realize the anticipated benefits of the acquisition of Paragon 28, including the possibility that the expected benefits from the transaction will not be realized or will not be realized within the expected time period;
•
the risk that the businesses of Paragon 28 will not be integrated successfully;
•
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
•
changes in tariffs relating to imports to the U.S. and other countries;
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
•
challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration ("FDA") and other government regulators relating to medical products, healthcare fraud and abuse laws and data privacy and cybersecurity laws;
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

Our Annual Report on Form 10-K for the year ended December 31, 2024 contains detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Information pertaining to legal proceedings can be found in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), which could materially affect our business, financial condition and results of operations. The risks described in our 2024 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three-month period ended March 31, 2025, we issued 0.3 million shares of our common stock valued at $27.8 million upon the achievement of a commercial milestone related to the Embody acquisition. The shares were issued to the former Embody shareholders whom we reasonably believed to be accredited investors in a private transaction exempt from registration under Section 4(a)(2) and Regulation D under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of common stock settled during the three-month period ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program(1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
January 2025	-	$-	-	$1,249,999,420
February 2025	837,755	103.27	837,755	1,163,483,012
March 2025	1,322,553	108.32	1,322,553	1,020,224,454
Total	2,160,308	$106.36	2,160,308	1,020,224,454

(1) In May 2024, our Board of Directors authorized a $2.0 billion share repurchase program with no expiration date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three-month period ended March 31, 2025, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain audit, audit-related and tax services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

During the three-month period ended March 31, 2025, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in rules of the Securities and Exchange Commission.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this report:

2.1+

Agreement and Plan of Merger, dated as of January 28, 2025, by and among Zimmer, Inc., Gazelle Merger Sub I, Inc., Paragon 28, Inc. and Zimmer Biomet Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2025)

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

4.1

Twelfth Supplemental Indenture, dated as of February 19, 2025, between Zimmer Biomet Holdings, Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed February 19, 2025)

4.2	Form of 4.700% Notes due 2027 (incorporated by reference to Exhibit 4.1 above)

4.3	Form of 5.050% Notes due 2030 (incorporated by reference to Exhibit 4.1 above)

4.4	Form of 5.500% Notes due 2035 (incorporated by reference to Exhibit 4.1 above)

10.1*	Swiss Employment Agreement by and between Zimmer GmbH and Jehanzeb Noor dated as of February 13, 2025

10.2*	Change in Control Severance Agreement by and between Zimmer GmbH and Jehanzeb Noor effective as of February 13, 2025

10.3*	Confidentiality, Non-Competition and Non-Solicitation Agreement dated as of February 14, 2025 by and between Zimmer GmbH and Jehanzeb Noor

10.4*	Form of Indemnification Agreement with Non-Employee Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)

21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: May 5, 2025	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Chief Financial Officer and Executive Vice President - Finance, Operations and Supply Chain
(Principal Financial Officer)

Date: May 5, 2025	By:	/s/ Paul Stellato
Paul Stellato
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)