Form 10-Q
period 2025-06-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2025-08-07
CIK 1136869

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

As of July 31, 2025, 198,095,984 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2025

Part I – Financial Information

Item 1. Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Sales	$2,077.3	$1,942.0	$3,986.4	$3,831.2
Cost of products sold, excluding intangible asset amortization	592.2	553.6	1,142.0	1,065.9
Intangible asset amortization	160.6	144.0	311.6	286.1
Research and development	113.3	109.4	223.9	217.4
Selling, general and administrative	814.8	737.1	1,573.5	1,473.2
Restructuring and other cost reduction initiatives	17.5	41.5	53.5	165.9
Acquisition, integration, divestiture and related	78.9	5.2	89.5	5.5
Operating expenses	1,777.3	1,590.8	3,394.0	3,214.0
Operating Profit	300.0	351.3	592.3	617.2
Other income, net	3.9	2.0	6.9	1.9
Interest expense, net	(79.3)	(51.1)	(145.5)	(101.8)
Earnings before income taxes	224.6	302.2	453.6	517.3
Provision for income taxes	71.2	59.1	117.6	101.4
Net Earnings	153.4	243.1	336.0	415.9
Less: Net earnings attributable to noncontrolling interest	0.6	0.3	1.1	0.7
Net Earnings of Zimmer Biomet Holdings, Inc.	$152.8	$242.8	$334.9	$415.2

Earnings Per Common Share
Basic	$0.77	$1.18	$1.69	$2.02
Diluted	$0.77	$1.18	$1.68	$2.01
Weighted Average Common Shares Outstanding
Basic	197.9	205.7	198.4	205.4
Diluted	198.3	206.4	199.0	206.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Earnings of Zimmer Biomet Holdings, Inc.	$152.8	$242.8	$334.9	$415.2
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	40.6	(4.0)	65.4	(39.9)
Unrealized cash flow hedge (losses) gains, net of tax	(23.3)	38.1	(55.4)	72.7
Reclassification adjustments on hedges, net of tax	(12.7)	(17.8)	(30.0)	(35.8)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(1.9)	(0.2)	(1.7)	(1.2)
Total Other Comprehensive Income (Loss)	2.7	16.1	(21.7)	(4.2)
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$155.5	$258.9	$313.2	$411.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$556.9	$525.5
Accounts receivable, less allowance for credit losses	1,611.3	1,480.7
Inventories	2,454.2	2,235.3
Prepaid expenses and other current assets	431.4	430.1
Total Current Assets	5,053.9	4,671.5
Property, plant and equipment, net	2,175.7	2,048.8
Goodwill	9,709.5	8,951.1
Intangible assets, net	4,890.8	4,598.4
Other assets	1,035.2	1,095.5
Total Assets	$22,865.1	$21,365.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$348.7	$194.6
Other current liabilities	1,530.8	1,393.3
Current portion of long-term debt	820.0	863.0
Total Current Liabilities	2,699.5	2,450.9
Other long-term liabilities	878.8	1,096.6
Long-term debt	6,752.5	5,341.6
Total Liabilities	10,330.8	8,889.1
Commitments and Contingencies (Note 15)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 318.4 million shares as of June 30, 2025 (317.5 million as of December 31, 2024) issued	3.2	3.2
Paid-in capital	10,108.1	10,038.1
Retained earnings	11,335.2	11,095.3
Accumulated other comprehensive loss	(284.5)	(262.8)
Treasury stock, 120.5 million shares as of June 30, 2025 (118.4 million as of December 31, 2024)	(8,637.0)	(8,405.7)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,525.0	12,468.1
Noncontrolling interest	9.3	8.1
Total Stockholders' Equity	12,534.3	12,476.2
Total Liabilities and Stockholders' Equity	$22,865.1	$21,365.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity

Balance April 1, 2025	318.4	$3.2	$10,086.6	$11,229.7	$(287.3)	(120.5)	$(8,637.1)	$8.7	$12,403.8
Net earnings	-	-	-	152.8	-	-	-	0.6	153.4
Other comprehensive income	-	-	-	-	2.7	-	-	-	2.7
Cash dividends declared ($0.24 per share)	-	-	-	(47.5)	-	-	-	-	(47.5)
Stock compensation plans	-	-	21.5	0.2	-	-	0.1	-	21.8
Balance June 30, 2025	318.4	$3.2	$10,108.1	$11,335.2	$(284.5)	(120.5)	$(8,637.0)	$9.3	$12,534.3

Balance April 1, 2024	317.2	$3.2	$9,945.9	$10,509.0	$(211.2)	(111.5)	$(7,648.9)	$8.1	$12,606.0
Net earnings	-	-	-	242.8	-	-	-	0.3	243.1
Other comprehensive income	-	-	-	-	16.1	-	-	-	16.1
Cash dividends declared ($0.24 per share)	-	-	-	(49.3)	-	-	-	-	(49.3)
Stock compensation plans	-	-	29.0	-	-	-	-	-	29.0
Share repurchases	-	-	-	-	-	(0.9)	(95.4)	-	(95.4)
Balance June 30, 2024	317.2	$3.2	$9,974.9	$10,702.5	$(195.2)	(112.3)	$(7,744.3)	$8.4	$12,749.4

Balance January 1, 2025	317.5	$3.2	$10,038.1	$11,095.3	$(262.8)	(118.4)	$(8,405.7)	$8.1	$12,476.2
Net earnings	-	-	-	334.9	-	-	-	1.1	336.0
Other comprehensive loss	-	-	-	-	(21.7)	-	-	-	(21.7)
Cash dividends declared ($0.48 per share)	-	-	-	(95.0)	-	-	-	-	(95.0)
Stock compensation plans	0.6	-	42.2	-	-	-	0.6	-	42.8
Embody, Inc. acquisition consideration	0.3	-	27.8	-	-	-	-	-	27.8
Share repurchases	-	-	-	-	-	(2.1)	(231.9)	-	(231.9)
Balance June 30, 2025	318.4	$3.2	$10,108.1	$11,335.2	$(284.5)	$(120.5)	$(8,637.0)	$9.3	12,534.3

Balance January 1, 2024	316.2	$3.2	$9,846.1	$10,384.5	$(191.0)	(110.6)	$(7,562.3)	$7.7	$12,488.1
Net earnings	-	-	-	415.2	-	-	-	0.7	415.9
Other comprehensive loss	-	-	-	-	(4.2)	-	-	-	(4.2)
Cash dividends declared ($0.48 per share)	-	-	-	(98.6)	-	-	-	-	(98.6)
Stock compensation plans	0.8	-	105.4	1.4	-	-	1.4	-	108.2
Embody, Inc. acquisition consideration	0.2	-	23.4	-	-	-	-	-	23.4
Share repurchases	-	-	-	-	-	(1.7)	(183.4)	-	(183.4)
Balance June 30, 2024	317.2	$3.2	$9,974.9	$10,702.5	$(195.2)	(112.3)	$(7,744.3)	$8.4	$12,749.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows provided by (used in) operating activities:
Net earnings	$336.0	$415.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	526.2	481.8
Share-based compensation	40.8	55.4
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(132.0)	(104.5)
Receivables	(18.6)	(10.2)
Inventories	(40.2)	(41.8)
Accounts payable and accrued liabilities	40.4	(181.5)
Other assets and liabilities	8.3	(17.7)
Net cash provided by operating activities	761.0	597.4
Cash flows provided by (used in) investing activities:
Additions to instruments	(140.2)	(147.2)
Additions to other property, plant and equipment	(94.7)	(107.8)
Net investment hedge settlements	3.5	16.5
Business combination investments, net of acquired cash	(1,226.3)	(66.5)
Acquisition of intangible assets	(32.4)	(97.3)
Other investing activities	(0.3)	(39.7)
Net cash used in investing activities	(1,490.4)	(442.0)
Cash flows provided by (used in) financing activities:
Net proceeds from revolving facilities	220.0	115.0
Proceeds from senior notes	1,748.1	-
Redemption of senior notes	(863.0)	-
Dividends paid to stockholders	(95.3)	(98.8)
Proceeds from employee stock compensation plans	17.1	63.0
Business combination contingent consideration payments	(17.4)	(1.5)
Debt issuance costs	(17.3)	-
Repurchase of common stock	(237.0)	(199.5)
Other financing activities	(16.1)	(20.3)
Net cash provided by (used in) financing activities	739.2	(142.0)
Effect of exchange rates on cash and cash equivalents	21.6	(9.0)
Change in cash and cash equivalents	31.4	4.4
Cash and cash equivalents, beginning of year	525.5	415.8
Cash and cash equivalents, end of period	$556.9	$420.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 25, 2025.

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

3. Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
United States	$1,173.8	$1,106.2	$2,287.4	$2,205.4
International	903.5	835.8	1,699.0	1,625.8
Total	$2,077.3	$1,942.0	$3,986.4	$3,831.2

Net sales by product category are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Knees	$826.0	$801.1	$1,618.9	$1,589.3
Hips	536.1	506.5	1,031.9	997.6
S.E.T.	550.6	469.5	1,021.1	922.1
Technology & Data, Bone Cement and Surgical	164.6	164.9	314.5	322.2
Total	$2,077.3	$1,942.0	$3,986.4	$3,831.2

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

4. Restructuring

In February 2025, our management approved a new global restructuring program (the “2025 Restructuring Plan”) intended to reduce costs and transform the way we operate. The 2025 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $85 million by the end of 2027. The pre-tax restructuring charges consist of employee termination benefits and other charges. The expenses incurred under our 2025 Restructuring Plan are reported in our “Restructuring and other cost reduction initiatives” financial statement line item. The following table summarizes the liabilities recognized related to the 2025 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended June 30, 2025	$3.7	$-	$2.8	$6.5

Balance, December 31, 2024	$-	$-	$-	$-
Expenses incurred in the six months ended June 30, 2025	26.9	-	2.9	29.8
Cash payments	(17.7)	-	(0.8)	(18.5)
Foreign currency exchange rate changes	0.1	-	-	0.1
Balance, June 30, 2025	$9.3	$-	$2.1	$11.4

Expense incurred since the start of the 2025 Restructuring Plan	$26.9	$-	$2.9	$29.8

Expense estimated to be recognized for the 2025 Restructuring Plan	$75.0	$2.0	$8.0	$85.0

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

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended June 30, 2025	$-	$0.3	$(0.4)	$(0.1)

Balance, December 31, 2024	$18.8	$1.4	$6.9	$27.1
Expenses incurred in the six months ended June 30, 2025	(0.7)	2.8	1.5	3.6
Cash payments	(11.6)	(3.1)	(5.8)	(20.5)
Foreign currency exchange rate changes	1.3	-	0.4	1.7
Balance, June 30, 2025	$7.8	$1.1	$3.0	$11.9

Expense incurred since the start of the 2023 Restructuring Plan	$93.1	$5.9	$18.1	$117.1

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

The following table summarizes the location on our condensed consolidated statement of earnings and type of cost for our 2019 Restructuring Plan (in millions):

	Three Months Ended June 30, 2025
	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Cost of products sold, excluding intangible asset amortization	$-	$-	$1.5	$1.5
Restructuring and other cost reduction initiatives	3.0	-	3.7	6.7
	$3.0	$-	$5.2	$8.2

	Six Months Ended June 30, 2025
	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Cost of products sold, excluding intangible asset amortization	$-	$-	$3.4	$3.4
Restructuring and other cost reduction initiatives	7.1	-	6.6	13.7
	$7.1	$-	$10.0	$17.1

The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2024	$38.0	$3.8	$1.3	$43.1
Expenses incurred in the six months ended June 30, 2025	7.1	-	10.0	17.1
Cash payments	(42.7)	(1.4)	(10.3)	(54.4)
Foreign currency exchange rate changes	3.4	-	-	3.4
Balance, June 30, 2025	$5.8	$2.4	$1.0	$9.2

Expense incurred since the start of the 2019 Restructuring Plan	$159.2	$35.0	$190.4	$384.6

Expense estimated to be recognized for the 2019 Restructuring Plan	$160.0	$35.0	$205.0	$400.0

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

5. Inventories

	June 30,	December 31,
	2025	2024
	(in millions)
Finished goods	$1,967.7	$1,771.7
Work in progress	208.3	175.1
Raw materials	278.2	288.5
Inventories	$2,454.2	$2,235.3

6. Property, Plant and Equipment

	June 30,	December 31,
	2025	2024
	(in millions)
Land	$22.6	$18.5
Buildings and equipment	2,411.2	2,273.1
Capitalized software costs	606.1	575.1
Instruments	3,834.0	3,589.6
Construction in progress	271.6	233.9
	7,145.5	6,690.2
Accumulated depreciation	(4,969.8)	(4,641.4)
Property, plant and equipment, net	$2,175.7	$2,048.8

We had $29.1 million and $10.4 million of property, plant and equipment included in accounts payable as of June 30, 2025 and December 31, 2024, respectively.

7. Acquisitions

On April 21, 2025, we completed the acquisition of all outstanding shares of Paragon 28, Inc. ("Paragon 28"). At the effective time of the acquisition, each outstanding share of Paragon 28 was automatically cancelled and retired and converted into the right to receive (i) $13.00 in cash and (ii) a non-tradeable contingent value right ("CVR") entitling the holder to receive up to $1.00 per share in cash if certain revenue milestones are achieved. Upon completion of the acquisition, Paragon 28 became a wholly-owned subsidiary of Zimmer Biomet. We accounted for the Paragon 28 acquisition as a business combination under the acquisition method of accounting.

Paragon 28 is a leading medical device company focused exclusively on the foot and ankle orthopedic segment. The acquisition increases our market share in the foot and ankle segment, which has been growing faster than some of the other segments in which we compete. We paid $1,241.5 million in initial consideration utilizing cash on hand and borrowing $400.0 million on our five-year credit agreement and $150.0 million on our Uncommitted Credit Facility (as defined below). The CVRs issued to former Paragon 28 shareholders may result in up to approximately $90.0 million in additional consideration if certain revenue milestones are achieved. We determined the fair value of the additional consideration to be $36.8 million as of the acquisition date. The estimated fair value of this contingent consideration liability was calculated using a Black Scholes framework, utilizing strike prices at the maximum and minimum amount of the revenue that needs to be achieved to earn a payout, and discounting to present value the estimated payment. In addition, we incurred $72.4 million of acquisition expenses in the three and six-month periods ended June 30, 2025, primarily consisting of compensation expense and investment banking fees that are included in "Acquisition, integration, divestiture and related" in our condensed consolidated statement of earnings. Compensation expense includes $43.4 million related to the discretionary accelerated vesting of Paragon 28 unvested restricted stock units as agreed upon as part of the merger agreement.

The goodwill related to the Paragon 28 acquisition represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to the acquisition is generated from the operational synergies, cross-selling opportunities and future development we expect to achieve from the technologies acquired. The goodwill related to this acquisition is not expected to be deductible for tax purposes. The following table summarizes the changes in the carrying amount of goodwill by reportable segment (in millions):

	Americas	EMEA	Asia Pacific	Total
Balance at December 31, 2024
Goodwill	$8,376.8	$1,370.5	$538.3	$10,285.6
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	$8,369.1	$43.7	$538.3	$8,951.1
Purchase accounting adjustments related to 2024 acquisitions	0.8	-	-	0.8
Paragon 28 acquisition	531.6	42.3	69.2	643.1
Currency translation	101.1	2.1	11.3	114.5
Balance at June 30, 2025
Goodwill	$9,010.3	$1,414.9	$618.8	$11,044.0
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	$9,002.6	$88.1	$618.8	$9,709.5

The purchase price allocation for the Paragon 28 acquisition is preliminary as of June 30, 2025. We need additional time to refine the fair value of inventory and intangible assets acquired, finalize tax accounts and finalize the estimated fair values of contingent liabilities. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the acquisition date.

The following table summarizes the estimates of fair value of the assets acquired and liabilities assumed related to the Paragon 28 acquisition (in millions):

Cash consideration	$1,241.5
Contingent consideration	36.8
Fair value of consideration transferred	$1,278.3

Cash	$15.2
Accounts receivable, net	37.4
Inventories	151.0
Prepaid expenses and other current assets	5.6
Intangible assets subject to amortization:
Technology	309.0
Trademarks and trade names	42.5
Customer relationships	90.5
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	98.0
Property, plant and equipment	68.0
Other assets	3.1
Current liabilities	(93.9)
Deferred income taxes	(89.5)
Other long-term liabilities	(1.8)
Total identifiable net assets	$635.2

Goodwill	$643.1

The amortization periods selected for technology, trademarks and trade names and customer relationships were 10 years, 15 years and 5 years, respectively.

The IPR&D intangible assets relate to various R&D projects which are expected to completed by the end of 2027 or earlier. Upon commercialization, the IPR&D will be reclassified to definite-lived intangible assets and amortized over the applicable estimated useful life. The fair values of the IPR&D intangible assets were determined using an income approach. Remaining costs to complete these projects are expected to be an immaterial amount of our total annual R&D spending.

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

The purchase price allocations for the acquisitions which occurred in April and August of 2024 were final as of June 30, 2025. The purchase price allocation for the OrthoGrid acquisition is preliminary as of June 30, 2025. We need additional time to evaluate the tax attributes of the transaction, which may change the recognized tax assets and liabilities. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the acquisition date.

The following table summarizes the estimates of fair value of the assets acquired and liabilities assumed related to the 2024 acquisitions (in millions):

Cash consideration	$294.8
Contingent consideration	61.0
Fair value of consideration transferred	$355.8

Current assets	$24.9
Intangible assets subject to amortization:
Technology	112.5
Trademarks and trade names	5.0
Customer relationships	40.8
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	7.0
Other assets	4.7
Current liabilities	(6.0)
Deferred income taxes	(33.9)
Other long-term liabilities	(0.5)
Total identifiable net assets	$154.4

Goodwill	$201.4

The weighted average amortization periods selected for technology, customer relationships and trademarks and trade names were 14 years, 9 years and 14 years, respectively. Upon receiving regulatory approval subsequent to the applicable acquisition date, the $7.0 million of IPR&D was reclassified to a definite-lived intangible asset and began amortizing over the applicable estimated useful life.

In the three and six-month periods ended June 30, 2025, there were no material adjustments to the preliminary values of any of the acquisitions.

We have not included pro forma information and certain other information under GAAP for any of the acquisitions described in this Note because they did not have a material impact on our financial position or results of operations.

In the six-month period ended June 30, 2024, we recognized intangible assets of $101.6 million related to agreements we entered into in order to acquire the ownership rights or gain access to various technologies. The weighted average amortization period selected for these intangible assets was 7 years. The contractual payments under these agreements are included in "Acquisition of intangible assets" in our condensed consolidated statements of cash flows. There were no material agreements of a similar nature entered into during the six-month period ended June 30, 2025. However, we did make $32.4 million of payments in the six-month period ended June 30, 2025, related to contractual obligations from similar agreements which were accrued for as of December 31, 2024.

8. Debt

Our debt consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Current portion of long-term debt
Uncommitted Credit Facility	$170.0	$-
2025 Five-Year Credit Agreement	50.0	-
3.550% Senior Notes due 2025	-	863.0
3.050% Senior Notes due 2026	600.0	-
Total current portion of long-term debt	$820.0	$863.0

Long-term debt
3.050% Senior Notes due 2026	$-	$600.0
4.700% Senior Notes due 2027	600.0	-
5.350% Senior Notes due 2028	500.0	500.0
5.050% Senior Notes due 2030	550.0	-
3.550% Senior Notes due 2030	257.5	257.5
2.600% Senior Notes due 2031	750.0	750.0
5.200% Senior Notes due 2034	700.0	700.0
5.500% Senior Notes due 2035	600.0	-
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
2.425% Euro Notes due 2026	586.7	517.7
1.164% Euro Notes due 2027	586.7	517.7
3.518% Euro Notes due 2032	821.4	724.8
Debt discount and issuance costs	(45.3)	(34.1)
Adjustment related to interest rate swaps	(121.1)	(158.6)
Total long-term debt	$6,752.5	$5,341.6

In the six-month period ended June 30, 2025, we redeemed the $863.0 million outstanding principal amount of our 3.550% Senior Notes due 2025.

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

On June 27, 2025, we entered into a new five-year revolving credit agreement (the “2025 Five-Year Credit Agreement”) and a new 364-day revolving credit agreement (the “2025 364-Day Revolving Credit Agreement”), as described below. Borrowings under these credit agreements will be used for general corporate purposes.

The 2025 Five-Year Credit Agreement contains a five-year unsecured revolving facility of $1.5 billion (the “2025 Five-Year Revolving Facility”). The 2025 Five-Year Credit Agreement replaced the previous revolving credit agreement entered into on June 28, 2024 (the “2024 Five-Year Credit Agreement”), which contained a five-year unsecured revolving facility of $1.5 billion (the “2024 Five-Year Revolving Facility”).

The 2025 Five-Year Credit Agreement will mature on June 27, 2030, with two one-year extensions exercisable at our discretion and subject to required lender consent. The 2025 Five-Year Credit Agreement also includes an uncommitted incremental feature allowing us to request an increase of the facility by an aggregate amount of up to $500.0 million.

Borrowings under the 2025 Five-Year Credit Agreement bear interest at floating rates, based upon either an adjusted term secured overnight financing rate (“Term SOFR”) for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2025 Five-Year Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating.

The 2025 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets. The 2025 Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2025 Five-Year Credit Agreement as of June 30, 2025.

On June 27, 2025, we borrowed $50.0 million under the 2025 Five-Year Credit Agreement, replacing a portion of the borrowings outstanding as of such date under the 2024 Five-Year Credit Agreement. As of June 30, 2025, there was $50.0 million of outstanding borrowings under the 2025 Five-Year Credit Agreement.

The 2025 364-Day Revolving Credit Agreement is an unsecured revolving credit facility in the principal amount of $1.0 billion (the “2025 364-Day Revolving Facility”). The 2025 364-Day Revolving Credit Agreement replaced a credit agreement entered into on June 28, 2024, which was also a 364-day unsecured revolving credit facility of $1.0 billion (the “2024 364-Day Revolving Facility”). There were no borrowings outstanding under the 2024 364-Day Revolving Facility when it was terminated.

The 2025 364-Day Revolving Facility will mature on June 26, 2026. Borrowings under the 2025 364-Day Revolving Credit Agreement bear interest at floating rates based upon either an adjusted Term SOFR for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2025 364-Day Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating.

The 2025 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets. The 2025 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2025 364-Day Revolving Credit Agreement as of June 30, 2025. As of June 30, 2025, there were no outstanding borrowings under the 2025 364-Day Revolving Credit Agreement.

On August 28, 2023, we entered into an uncommitted revolving facility letter (the "Uncommitted Credit Facility"), which provides that from time to time, we may request, and the lender in its absolute and sole discretion may provide, short-term loans. Borrowings under the Uncommitted Credit Facility may be used only for general corporate and working capital purposes. The Uncommitted Credit Facility provides that the aggregate principal amount of outstanding borrowings at any time shall not exceed $300.0 million. Each borrowing under the Uncommitted Credit Facility will mature on the maturity date specified by the lender at the time of the advance, which will be no more than 90 days following the date of the advance. The Uncommitted Credit Facility and borrowings thereunder are unsecured. Borrowings under the Uncommitted Credit Facility bear interest at floating rates, based upon either Term SOFR for the applicable interest period, the prime rate, or lender’s cost of funds, in each case, plus an applicable margin determined at the time of each borrowing. The Uncommitted Credit Facility includes customary affirmative and negative covenants and events of default for unsecured uncommitted financing arrangements. We were in compliance with all covenants under the Uncommitted Credit Facility as of June 30, 2025. As of June 30, 2025, there was $170 million of outstanding borrowings under the Uncommitted Credit Facility.

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

The estimated fair value of our senior notes, which includes our Euro notes, as of June 30, 2025, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $7,361.7 million. The carrying values of the outstanding $50.0 million principal balance of the 2025 Five-Year Credit Agreement and $170.0 million principal balance of the Uncommitted Credit Facility approximate their fair values as they bear interest at short-term market rates.

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

The following table shows the changes in the components of AOCI gains (losses), net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2024	$(239.0)	$88.2	$(112.0)	$(262.8)
AOCI before reclassifications	65.4	(55.4)	-	10.0
Reclassifications to statements of earnings	-	(30.0)	(1.7)	(31.7)
Balance at June 30, 2025	$(173.6)	$2.8	$(113.7)	$(284.5)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Location on
Component of AOCI	2025	2024	2025	2024	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$15.7	$21.7	$36.7	$43.7	Cost of products sold
Forward starting interest rate swaps	(0.2)	(0.2)	(0.4)	(0.4)	Interest expense, net
	15.5	21.5	36.3	43.3	Total before tax
	2.8	3.7	6.3	7.5	Provision for income taxes
	$12.7	$17.8	$30.0	$35.8	Net of tax
Defined benefit plans
Prior service cost and unrecognized actuarial loss	$2.3	$0.5	$2.1	$1.3	Other income, net
	0.4	0.3	0.4	0.1	Provision for income taxes
	$1.9	$0.2	$1.7	$1.2	Net of tax
Total reclassifications	$14.6	$18.0	$31.7	$37.0	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(3.7)	(44.3)	$40.6	$(2.2)	(67.6)	$65.4
Unrealized cash flow hedge gains	(34.2)	(10.9)	(23.3)	(67.0)	(11.6)	(55.4)
Reclassification adjustments on cash flow hedges	(15.5)	(2.8)	(12.7)	(36.3)	(6.3)	(30.0)
Adjustments to prior service cost and unrecognized actuarial assumptions	(2.3)	(0.4)	(1.9)	(2.1)	(0.4)	(1.7)
Total Other Comprehensive Income (Loss)	$(55.7)	$(58.4)	$2.7	$(107.6)	$(85.9)	$(21.7)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$4.0	$8.0	$(4.0)	$(15.2)	$24.7	$(39.9)
Unrealized cash flow hedge gains	44.1	6.0	38.1	87.5	14.8	72.7
Reclassification adjustments on cash flow hedges	(21.5)	(3.7)	(17.8)	(43.3)	(7.5)	(35.8)
Adjustments to prior service cost and unrecognized actuarial assumptions	(0.5)	(0.3)	(0.2)	(1.3)	(0.1)	(1.2)
Total Other Comprehensive Income (Loss)	$26.1	$10.0	$16.1	$27.7	$31.9	$(4.2)

10. Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of June 30, 2025
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$12.4	$-	$12.4	$-
Cross-currency interest rate swaps	19.6	-	19.6	-
Total Assets	$32.0	$-	$32.0	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$19.5	$-	$19.5	$-
Cross-currency interest rate swaps	27.9	-	27.9	-
Interest rate swaps	121.1	-	121.1	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	11.1	-	11.1	-
Contingent payments related to acquisitions	166.7	-	-	166.7
Total Liabilities	$346.3	$-	$179.6	$166.7

	As of December 31, 2024
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$89.5	$-	$89.5	$-
Cross-currency interest rate swaps	50.3	-	50.3	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.8	-	1.8	-
Total Assets	$141.6	$-	$141.6	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$1.8	$-	$1.8	$-
Cross-currency interest rate swaps	14.2	-	14.2	-
Interest rate swaps	158.6	-	158.6	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	0.8	-	0.8	-
Contingent payments related to acquisitions	180.7	-	-	180.7
Total Liabilities	$356.1	$-	$175.4	$180.7

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

Contingent payments related to our acquisition of Embody, Inc. ("Embody") are to be settled by issuance of our common stock and cash payments. During the six-month period ended June 30, 2025, we issued 0.3 million shares of our common stock valued at $27.8 million and paid $4.4 million of cash for a commercial milestone related to the Embody acquisition. The fair value of common stock was determined to be $101.02 per share, which represented the average of our high and low stock prices on the settlement date.

See Note 7 for a description of the contingent consideration related to the Paragon 28 acquisition.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2024	$180.7
New contingent consideration related to Paragon 28 acquisition	36.8
Change in estimates	(7.7)
Settlements	(45.2)
Foreign currency impact	2.1
Ending balance June 30, 2025	$166.7

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

As of June 30, 2025 and December 31, 2024, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Long-term debt	$875.2	$837.6	$(121.1)	$(158.6)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes due 2045 we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering. The interest rate swaps were settled, and the remaining loss to be recognized at June 30, 2025, was $22.8 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

At June 30, 2025, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Japanese Yen 54.1 billion and Swiss Franc 235 million. These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Japanese Yen and Swiss Franc. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated. We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings. The net cash received or paid related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows. In the six-month period ended June 30, 2025, Euro 225 million of our cross-currency interest rate swaps matured at a loss of $8.0 million. The settlement of this loss with the counterparties is reflected in investing cash flows in our condensed consolidated statements of cash flows and will remain in AOCI on our condensed consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts and options outstanding at June 30, 2025, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from July 2025 through January 2028. As of June 30, 2025, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,511.9 million. As of June 30, 2025, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $450.6 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)					Amount of Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	June 30,		June 30,		Location on	June 30,		June 30,
Derivative Instrument	2025	2024	2025	2024	Statements of Earnings	2025	2024	2025	2024
Foreign exchange forward contracts	$(34.2)	$44.1	$(67.0)	$87.5	Cost of products sold	$15.7	$21.7	$36.7	$43.7
Forward starting interest rate swaps	-	-	-	-	Interest expense, net	(0.2)	(0.2)	(0.4)	(0.4)
	$(34.2)	$44.1	$(67.0)	$87.5		$15.5	$21.5	$36.3	$43.3

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at June 30, 2025, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $0.4 million, or a net unrealized gain of $2.8 million after taxes, which is deferred in AOCI. A gain of $23.8 million, or $18.7 million after taxes, is expected to be reclassified to earnings in cost of products sold, and a loss of $0.8 million, or $0.6 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Cost of	Interest	Cost of	Interest	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$592.2	$(79.3)	$553.6	$(51.1)	$1,142.0	$(145.5)	$1,065.9	$(101.8)
The effects of fair value, cash flow and net investment hedging:
Loss on fair value hedging relationships
Interest rate swaps	-	(8.1)	-	(10.6)	-	(16.0)	-	(21.2)
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	15.7	-	21.7	-	36.7	-	43.7	-
Forward starting interest rate swaps	-	(0.2)	-	(0.2)	-	(0.4)	-	(0.4)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	4.8	-	8.2	-	10.1	-	16.4

Derivatives Not Designated as Hedging Instruments

The following gains (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended		Six Months Ended
	Location on	June 30,		June 30,
Derivative Instrument	Statements of Earnings	2025	2024	2025	2024
Foreign exchange forward contracts	Other income, net	$(8.8)	$12.9	$(11.4)	$21.3

These gains (losses) do not reflect offsetting gains of $6.8 million in the three-month period ended June 30, 2025, offsetting losses of $12.0 million in the three-month period ended June 30, 2024, offsetting gains of $8.2 million in the six-month period ended June 30, 2025, and offsetting losses of $24.2 million in the six-month period ended June 30, 2024, recognized in other income, net as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of June 30, 2025 and December 31, 2024, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets. On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with substantially all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of June 30, 2025		As of December 31, 2024
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$34.1	Other current assets	$82.3
Cross-currency interest rate swaps	Other current assets	-	Other current assets	1.6
Foreign exchange forward contracts	Other assets	12.6	Other assets	24.5
Cross-currency interest rate swaps	Other assets	19.6	Other assets	48.7
Total asset derivatives		$66.3		$157.1

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$1.8	Other current assets	$7.1

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$32.7	Other current liabilities	$13.8
Cross-currency interest rate swaps	Other current liabilities	27.9	Other current liabilities	12.0
Foreign exchange forward contracts	Other long-term liabilities	21.1	Other long-term liabilities	5.3
Cross-currency interest rate swaps	Other long-term liabilities	-	Other long-term liabilities	2.2
Interest rate swaps	Other long-term liabilities	121.1	Other long-term liabilities	158.6
Total liability derivatives		$202.8		$191.9

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$12.9	Other current liabilities	$6.1

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of June 30, 2025			As of December 31, 2024
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$34.1	$22.5	$11.6	$82.3	$12.6	$69.7
Cash flow hedges	Other assets	12.6	11.8	0.8	24.5	4.7	19.8
Derivatives Not Designated as Hedges	Other current assets	1.8	1.8	-	7.1	5.3	1.8

Liability Derivatives
Cash flow hedges	Other current liabilities	32.7	22.5	10.2	13.8	12.6	1.2
Cash flow hedges	Other long-term liabilities	21.1	11.8	9.3	5.3	4.7	0.6
Derivatives Not Designated as Hedges	Other current liabilities	12.9	1.8	11.1	6.1	5.3	0.8

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Instrument	2025	2024	2025	2024
Euro Notes	$(158.8)	$8.5	$(234.5)	$32.9
Cross-currency interest rate swaps	(29.8)	25.3	(52.4)	71.4
	$(188.6)	$33.8	$(286.9)	$104.3

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

In the three and six-month periods ended June 30, 2025, our effective tax rate (“ETR”) was 31.7 percent and 25.9 percent, respectively, compared to 19.6 percent in each of the three and six-month periods ended June 30, 2024. The 31.7 percent and the 25.9 percent ETR in the three and six-month periods ended June 30, 2025, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations and in part due to a change in our assertion regarding the indefinite reinvestment of earnings of certain foreign subsidiaries. The 19.6 percent ETR in each of the three and six-month periods ended June 30, 2024, were primarily driven by our mix of earnings between U.S. and foreign locations. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which generally have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits, appeals, and litigation; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law and includes a broad range of U.S. tax reform provisions. We are currently evaluating the impact of this legislation on our financial statements and disclosures.

13. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Weighted average shares outstanding for basic net earnings per share	197.9	205.7	198.4	205.4
Effect of dilutive stock options and other equity awards	0.4	0.7	0.6	0.9
Weighted average shares outstanding for diluted net earnings per share	198.3	206.4	199.0	206.3

During the three and six-month periods ended June 30, 2025, an average of 4.8 million options for each period to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive. During the three and six-month periods ended June 30, 2024, an average of 2.9 million options and 2.3 million options, respectively, to purchase shares of common stock were not included for the same reason.

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

We reclassified certain immaterial prior period expenses to conform to the current period presentation.

Segment operating profit measures by segment are as follows (in millions):

	Americas		EMEA		Asia Pacific		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024

Net Sales	$1,273.8	$1,199.3	$467.5	$432.4	$336.1	$310.3	$2,077.3	$1,942.0
Cost of products sold, excluding intangible asset amortization	281.1	248.7	169.8	150.7	118.6	99.7
Selling, general and administrative	339.1	313.2	136.6	128.0	91.0	85.1
Research and development	0.7	0.6	2.5	2.0	3.5	3.3
Segment profit	$652.8	$636.8	$158.5	$151.6	$122.9	$122.2	$934.2	$910.6
Corporate items							473.6	415.3
Intangible asset amortization							160.6	144.0
Other income, net							(3.9)	(2.0)
Interest expense, net							79.3	51.1
Earnings before income taxes							$224.6	$302.2

	Americas		EMEA		Asia Pacific		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024

Net Sales	$2,478.1	$2,385.8	$910.6	$877.2	$597.8	$568.3	$3,986.4	$3,831.2
Cost of products sold, excluding intangible asset amortization	547.4	485.7	337.5	305.5	202.4	174.8
Selling, general and administrative	652.5	622.3	260.6	261.2	176.4	170.3
Research and development	1.7	1.8	5.3	4.0	6.8	6.6
Segment profit	$1,276.4	$1,276.0	$307.1	$306.4	$212.2	$216.5	$1,795.7	$1,798.9
Corporate items							891.9	895.6
Intangible asset amortization							311.6	286.1
Other income, net							(6.9)	(1.9)
Interest expense, net							145.5	101.8
Earnings before income taxes							$453.6	$517.3

Other segment information is as follows (in millions):

	Depreciation and Amortization				Segment Assets
	Three Months Ended June 30,		Six Months Ended June 30,		As of
	2025	2024	2025	2024	June 30, 2025	December 31, 2024

Americas	$39.8	$37.1	$77.3	$73.5	$1,351.0	$1,344.0
EMEA	16.6	16.9	32.4	33.6	748.0	655.0
Asia Pacific	15.2	15.1	30.5	30.5	362.0	311.0
Corporate items	39.6	30.2	74.4	58.1	1,604.5	1,406.0
Intangible asset amortization	160.6	144.0	311.6	286.1	-	-
Total	$271.8	$243.3	$526.2	$481.8	$4,065.5	$3,716.0

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

We recognize litigation-related charges and gains in Selling, general and administrative expense on our condensed consolidated statement of earnings. During the three and six-month periods ended June 30, 2025, we recognized $5.3 million and $7.3 million, respectively, of net litigation-related charges. During the three and six-month periods ended June 30, 2024, we recognized $3.4 million and $4.4 million, respectively, of net litigation-related charges. At June 30, 2025 and December 31, 2024, accrued litigation liabilities were $156.8 million and $156.4 million, respectively. These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies. We have also succeeded to Paragon 28’s existing litigation matters as a result of the Paragon 28 acquisition. We have evaluated these litigation matters and have recognized immaterial liabilities as part of the assets and liabilities acquired on the acquisition date. The ultimate cost of litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on our financial condition and results of operations.

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

16. Subsequent Event

On July 11, 2025, we entered into a definitive agreement to acquire all outstanding shares of Monogram Technologies Inc. (“Monogram”), an orthopedic robotics company. Monogram's semi- and fully-autonomous robotic technologies are expected to add to our suite of orthopedic robotics, enabling solutions and analytics to address the needs of surgeons pre-, intra- and post-operatively. Initial consideration of approximately $180 million will be paid at closing. Monogram common stockholders will also receive a non-tradeable contingent value right that may result in up to approximately $570 million in additional consideration if certain product development, regulatory and revenue milestones are achieved through 2030. We expect to fund the proposed transaction through a combination of cash on hand and other available debt financing sources. Closing of the proposed transaction is subject to the receipt of required regulatory approvals, approval by Monogram's common stockholders and other customary closing conditions, and is anticipated to close in the second half of 2025.

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

Executive Level Overview

Results for the Three and Six-Month Periods ended June 30, 2025

In the three and six-month periods ended June 30, 2025, our net sales increased 7.0 percent and 4.0 percent when compared to the same prior year period. Net sales growth was driven by a combination of our Paragon 28 acquisition, market growth, new product introductions and commercial execution across the organization. Paragon 28 had a positive impact on our net sales of 2.6 percent and 1.4 percent in the three and six-month periods ended June 30, 2025, respectively. Additionally, our net sales experienced a positive effect of 1.6 percent and 0.1 percent from changes in foreign currency exchange rates in the three and six-month periods ended June 30, 2025, respectively.

Our net earnings were $152.8 million and $334.9 million in the three and six-month periods ended June 30, 2025, compared to $242.8 million and $415.2 million in the same prior year periods. The decreases in earnings were primarily due to costs related to the Paragon 28 acquisition, including acquisition-related costs and higher interest expense incurred for debt borrowed for the acquisition; higher cost of products sold due to sales volumes increases and higher manufacturing costs due to inflation; and investments made to direct-to-patient marketing and information technology. These increased costs were partially offset by lower restructuring costs due to the timing of our restructuring programs.

2025 Outlook

We expect 2025 full year-over-year revenue growth of 6.7 percent to 7.7 percent in 2025, driven by a combination of Paragon 28 net sales, market growth, new product introductions and commercial execution. We estimate the Paragon 28 acquisition will contribute 2.7 percent to the year-over-year net sales growth. Based on recent foreign currency exchange rates, we expect foreign currency to positively affect year-over-year net sales by 0.5 percent. We estimate net earnings will decrease in 2025 when compared to 2024 due to higher acquisition and integration costs, operating expenses and intangible asset amortization related to the Paragon 28 acquisition, higher manufacturing costs caused by inflation, tariffs, higher net interest expense due to higher interest rates and increased borrowings and a higher estimated effective tax rate due to favorable 2024 adjustments that are not expected to recur. These unfavorable items are expected to be partially offset by higher net sales, leverage from fixed operating expenses, ongoing savings from our restructuring plans and lower employee termination and other charges from our restructuring plans.

The ultimate impact that tariffs will have on our net earnings is difficult to predict due to their fluid nature. We account for tariffs as part of the cost of our inventory or instruments and recognize the expense in cost of products sold when the related inventory is sold to a customer, or depreciate the additional cost of the instrument in selling, general and administrative expense. Based upon current tariff rates and our efforts to mitigate our exposure, we anticipate recognizing approximately $40 million of additional expenses related to tariffs in the full year 2025. Since we capitalize tariffs as part of the cost of our inventory and instruments, the impact in 2025 will be more significant in the second half of the year.

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

Net Sales by Geography

The following tables present our net sales by geography and the percentage changes (dollars in millions):

	Three Months Ended
	June 30,
	2025	2024	% Inc
United States	$1,173.8	$1,106.2	6.1%
International	903.5	835.8	8.1
Total	$2,077.3	$1,942.0	7.0

	Six Months Ended
	June 30,
	2025	2024	% Inc
United States	$2,287.4	$2,205.4	3.7%
International	1,699.0	1,625.8	4.5
Total	$3,986.4	$3,831.2	4.0

Net Sales by Product Category

The following tables present our net sales by product category and the percentage changes (dollars in millions):

	Three Months Ended
	June 30,
	2025	2024	% Inc / (Dec)
Knees	$826.0	$801.1	3.1%
Hips	536.1	506.5	5.8
S.E.T.	550.6	469.5	17.3
Technology & Data, Bone Cement and Surgical	164.6	164.9	(0.2)
Total	$2,077.3	$1,942.0	7.0

	Six Months Ended
	June 30,
	2025	2024	% Inc / (Dec)
Knees	$1,618.9	$1,589.3	1.9%
Hips	1,031.9	997.6	3.4
S.E.T.	1,021.1	922.1	10.7
Other	314.5	322.2	(2.4)
Total	$3,986.4	$3,831.2	4.0

The following tables present our net sales by geography for our Knees and Hips product categories (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Inc	2025	2024	% Inc
Knees
United States	$448.7	$441.2	1.7%	$907.8	$899.3	0.9%
International	377.3	359.9	4.8	711.2	690.0	3.1
Total	$826.0	$801.1	3.1	$1,618.9	$1,589.3	1.9
Hips
United States	$272.5	$259.0	5.2%	$536.7	$513.8	4.5%
International	263.6	247.5	6.5	495.2	483.8	2.3
Total	$536.1	$506.5	5.8	$1,031.9	$997.6	3.4

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had a positive effect of 5.2 percent and 3.7 percent on year-over-year sales during the three and six-month periods ended June 30, 2025, respectively. The Paragon 28 acquisition contributed 2.6 percent and 1.4 percent to volume growth in the three and six-month periods ended June 30, 2025, respectively. In addition, market growth and new product introductions contributed positively to volume and mix trends.

Pricing Trends

Global selling prices had a positive effect of 0.2 percent on year-over-year sales during each of the three and six-month periods ended June 30, 2025. The majority of countries in which we operate continue to experience pricing pressure from local hospitals, health systems, and governmental healthcare cost containment efforts. However, we have had success in offsetting negative effects of pricing pressure due to internal initiatives and being able to pass some inflationary impacts on to customers.

Foreign Currency Exchange Rates

For the three and six-month periods ended June 30, 2025, changes in foreign currency exchange rates had a positive effect of 1.6 percent and 0.1 percent on year-over-year sales, respectively. If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a positive impact of 0.5 percent on full-year 2025 sales.

Geography

The 6.1 percent and 3.7 percent net sales growth in the U.S. in the three and six-month periods ended June 30, 2025, respectively, was driven by the Paragon 28 acquisition and market growth in our Knees, Hips and S.E.T. product categories. The Paragon 28 acquisition contributed 3.8 percent and 1.9 percent to U.S. net sales growth in the three and six-month periods ended June 30, 2025, respectively. Internationally, net sales increased by 8.1 percent and 4.5 percent during the three and six-month periods ended June 30, 2025, respectively, when compared to the same prior year periods. These increases were driven by the Paragon 28 acquisition, market growth in most of our international markets, a reduction in estimated liabilities owed to certain public healthcare agencies and changes in foreign currency exchange rates. These favorable increases were partially offset by certain export sales that were made in the three and six-month periods ended June 30, 2024, that did not recur in 2025. The Paragon 28 acquisition contributed 1.2 percent and 0.6 percent to International net sales growth in the three and six-month periods ended June 30, 2025, respectively. Our International sales were positively affected by 3.5 percent and 0.4 percent due to changes in foreign currency exchange rates in the three and six-month periods ended June 30, 2025, respectively.

Product Categories

Knees and Hips net sales benefited from market growth and new product introductions in the three and six-month periods ended June 30, 2025. Changes in foreign currency exchange rates had positive effects of 1.3 percent and 0.1 percent on Knees net sales in the three and six-month periods ended June 30, 2025, respectively. Changes in foreign currency exchange rates had positive effects of 1.8 percent and 0.2 percent on Hips net sales in the three and six-month periods ended June 30, 2025, respectively. The S.E.T. net sales increases in the three and six-month periods ended June 30, 2025, were primarily the result of the Paragon 28 acquisition and growth in our sports medicine, upper extremities, and craniomaxillofacial and thoracic products. The Paragon 28 acquisition contributed 11.1 percent and 5.7 percent to S.E.T. net sales growth in the three and six-month periods ended June 30, 2025, respectively. Technology & Data, Bone Cement and Surgical net sales declined in the three and six-month periods ended June 30, 2025, due to lower net sales of our ROSA® Robot.

Expenses as a Percentage of Net Sales

	Three Months Ended			Six Months Ended
	June 30,		% Inc /	June 30,		% Inc /
	2025	2024	(Dec)	2025	2024	(Dec)
Cost of products sold, excluding intangible asset amortization	28.5%	28.5%	-%	28.6%	27.8%	0.8%
Intangible asset amortization	7.7	7.4	0.3	7.8	7.5	0.3
Research and development	5.5	5.6	(0.1)	5.6	5.7	(0.1)
Selling, general and administrative	39.2	38.0	1.2	39.5	38.5	1.0
Restructuring and other cost reduction initiatives	0.8	2.1	(1.3)	1.3	4.3	(3.0)
Acquisition, integration, divestiture and related	3.8	0.3	3.5	2.2	0.1	2.1
Operating profit	14.4	18.1	(3.7)	14.9	16.1	(1.2)

Cost of products sold, excluding intangible asset amortization, increased in amount and was flat as a percentage of net sales in the three-month period ended June 30, 2025, when compared to the same prior year period. Higher manufacturing costs caused by inflation and the selling of Paragon 28 inventory at its stepped-up fair value caused an increase in costs. However, this was offset by lower excess and obsolete inventory charges due to more efficient use of our inventory and a favorable mix of products being sold. In the six-month period ended June 30, 2025, cost of products sold, excluding intangible asset amortization, increased in amount and as a percentage of net sales. The increases were for similar reasons as in the three-month period; however, the year-over-year reduction in excess and obsolete inventory charges was not as pronounced in the six-month period.

Intangible asset amortization expense increased in amount and as a percentage of net sales in the three and six-month periods ended June 30, 2025 compared to the same prior year periods due to the Paragon 28 acquisition and other acquisitions and technology-based asset purchases we made in 2024.

R&D expenses increased in amount, but decreased as a percentage of net sales in the three and six-month periods ended June 30, 2025, when compared to the same prior year periods. The increases in amount were driven by Paragon 28-related R&D expenses and higher spending on certain technology-based projects, but were partially offset by lower spending on our initial compliance with the European Union Medical Device Regulation as we continue to make progress on the approvals of our products. The decreases in R&D expenses as a percentage of net sales was due to controlling spend as net sales increased.

Selling, general and administrative (“SG&A”) expenses increased in amount and as a percentage of net sales in the three and six-month periods ended June 30, 2025, when compared to the same prior year periods. The increases were driven by Paragon 28 expenses, investments made to direct-to-patient marketing, information technology and medical education events and higher estimated performance-related compensation. These unfavorable items were partially offset by lower bad debt expense as the prior year periods featured a bankruptcy at a significant U.S. healthcare system and lower share-based payment expenses due to forfeitures and the delay of 2025 performance-based awards until after the Paragon 28 acquisition was completed.

In February 2025 and December of each of 2023, 2021 and 2019, we initiated global restructuring programs. We also have other cost reduction and optimization initiatives that have the goal of reducing costs across the organization. We recognized expenses of $17.5 million and $53.5 million in the three and six-month periods ended June 30, 2025, respectively, and $41.5 million and $165.9 million in the three and six-month periods ended June 30, 2024, respectively, related to these programs and initiatives. These expenses were primarily related to employee termination benefits, sales agent contract terminations, and consulting and project management expenses associated with these programs, as well as expenses related to other optimization initiatives. The expenses were higher in the 2024 period when compared to the 2025 period primarily due to expenses related to the 2023 Restructuring Plan that had just been initiated at the end of 2023 and was larger in scope than the 2025 Restructuring Plan, and lower expenses related to our U.S. and Canada ERP implementation and other initiatives as those are completed. For more information regarding these expenses, see Note 4 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Acquisition, integration, divestiture and related expenses increased in amount and as a percentage of net sales in the three and six-month periods ended June 30, 2025, when compared to the same prior year period, primarily due to the acquisition of Paragon 28. See

Note 7 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report for additional information on significant expenses incurred.

Other Income, Net, Interest Expense, Net, and Income Taxes

In the three and six-month periods ended June 30, 2025, we recognized $3.9 million and $6.9 million, respectively, in our other income, net financial statement line item compared to $2.0 million and $1.9 million in the same prior year periods, respectively. The increased income was primarily due to losses recognized on investments in the prior year periods that did not recur in the current year.

Interest expense, net, increased in the three and six-month periods June 30, 2025, when compared to the same prior year periods. The increased interest expense was due to higher average debt balances outstanding related to the Paragon 28 acquisition and new borrowings in 2024 that replaced debt with lower interest rates.

In the three and six-month periods ended June 30, 2025, our effective tax rate (“ETR”) was 31.7 percent and 25.9 percent, respectively, compared to 19.6 percent in each of the three and six-month periods ended June 30, 2024. The 31.7 percent and the 25.9 percent ETR in the three and six-month periods ended June 30, 2025, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations and in part due to a change in our assertion regarding the indefinite reinvestment of earnings of certain foreign subsidiaries. The 19.6 percent ETR in each of the three and six-month periods ended June 30, 2024, were primarily driven by our mix of earnings between U.S. and foreign locations. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which generally have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits, appeals, and litigation; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024	2025	2024
Americas	$1,273.8	$1,199.3	$652.8	$636.8	51.2%	53.1%
EMEA	467.5	432.4	158.5	151.6	33.9	35.1
Asia Pacific	336.1	310.3	122.9	122.2	36.6	39.4

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024	2025	2024
Americas	$2,478.1	$2,385.8	$1,276.4	$1,276.0	51.5%	53.5%
EMEA	910.6	877.2	307.1	306.4	33.7	34.9
Asia Pacific	597.8	568.3	212.2	216.5	35.5	38.1

Americas

In the Americas, operating profit increased while operating profit as a percentage of net sales decreased in the three and six-month periods ended June 30, 2025, when compared to the same prior year periods. Operating profit increased due to the acquisition of Paragon 28 and lower bad debt expense, which were partially offset by higher manufacturing costs. Operating profit as a percentage of net sales decreased because of the higher manufacturing costs as well as the fact that the operating profit contributed by Paragon 28 is at a lower operating profit margin.

EMEA

In EMEA, operating profit increased while operating profit as a percentage of net sales decreased in the three and six-month periods ended June 30, 2025, when compared to the same prior year periods. Operating profit increased due to the acquisition of Paragon 28 and savings from our restructuring plans, which were partially offset by higher manufacturing costs. Operating profit as a percentage of net sales decreased because of the higher manufacturing costs as well as the fact that the operating profit contributed by Paragon 28 is at a lower operating profit margin.

Asia Pacific

In Asia Pacific, operating profit increased in the three-month period ended June 30, 2025 and decreased in the six-month period ended June 30, 2025, while operating profit as a percentage of net sales decreased in the three and six-month periods ended June 30, 2025, when compared to the same prior year periods, due to net sales increases being largely offset by higher manufacturing costs.

Liquidity and Capital Resources

As of June 30, 2025, we had $556.9 million in cash and cash equivalents. In addition, we had $1.0 billion available to borrow under our 2025 364-Day Credit Agreement, and $1.45 billion available under our 2025 Five-Year Revolving Facility. The terms of the 2025 364-Day Credit Agreement and the 2025 Five-Year Revolving Facility are described further in Note 8 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Sources of Liquidity

Cash flows provided by operating activities were $761.0 million in the six-month period ended June 30, 2025, compared to $597.4 million in the same prior year period. The 2025 period featured lower bonus payments and favorable timing of accounts payable payments relative to the 2024 period. These favorable items were partially offset by costs related to the closing of the Paragon 28 acquisition and higher tax-related payments.

Cash flows used in investing activities were $1,490.4 million in the six-month period ended June 30, 2025, compared to $442.0 million in the same prior year period. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio, including new product introductions and optimization of our manufacturing and logistics networks. The decline in property, plant and equipment additions was driven by lower enterprise resource planning software spend as that project was implemented in the second half of 2024. In the six-month period ended June 30, 2025, we paid $1,226.3 million, net of cash acquired, for the acquisition of Paragon 28, as well as paid $32.4 million related to the ownership rights to a technology that was recognized as an intangible asset. In the six-month period ended June 30, 2024, we entered into agreements to acquire the ownership rights or gain access to various technologies that were recognized as intangible assets and invested in a debt security.

Cash flows provided by financing activities were $739.2 million in the six-month period ended June 30, 2025, compared to cash flows used in financing activities of $142.0 million in the same prior year period. In the 2025 period, we issued senior notes for proceeds of $1,748.1 million and had net borrowings of $220.0 million on our revolving credit facilities. We used these proceeds, along with cash on hand, for the acquisition of Paragon 28, to redeem $863.0 million of senior notes that were to mature on April 1, 2025, and to repurchase $237.0 million of our common stock. In the 2024 period, we borrowed a net $115.0 million under our Uncommitted Credit Facility and used those proceeds, along with cash on hand, to repurchase $199.5 million of our common stock.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of June 30, 2025, $484.6 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $55.9 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The remaining amount is denominated in currencies of the various countries where we operate. We generally intend to limit distributions from foreign subsidiaries earnings that were previously taxed in the U.S., as a result of the transition tax or tax on Global Intangible Low-Taxed Income (“GILTI”). These previously taxed earnings would not be subject to further U.S. federal tax.

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

Material Cash Requirements from Known Contractual and Other Obligations

At June 30, 2025, we had outstanding debt of $7,572.5 million, of which $820.0 million was classified as current debt. Our current debt consists of $600.0 million of senior notes that mature on January 15, 2026 and $220.0 million outstanding on our revolving credit facilities which we expect to repay within the next year. We believe we can satisfy these debt obligations with cash generated from our operations, by issuing new debt and/or by borrowing on our committed revolving credit facilities.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 8 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In February and May 2025, our Board of Directors declared a quarterly cash dividend of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In May 2024, our Board of Directors authorized a $2.0 billion share repurchase program with no expiration date. As of June 30, 2025, $1,020.2 million remained authorized under the program.

As discussed in Note 4 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, we are executing on a 2025 Restructuring Plan, a 2023 Restructuring Plan and a 2019 Restructuring Plan. The 2025 Restructuring Plan is expected to result in total pre-tax charges of approximately $85 million by the end of 2027, of which approximately $30 million was incurred through June 30, 2025. We expect to reduce gross annual pre-tax operating expenses by approximately $95 million relative to the 2024 baseline expenses by the end of 2027 as program benefits under the 2025 Restructuring Plan are realized. The 2023 Restructuring Plan, which was completed as of March 31, 2025, resulted in total pre-tax charges of approximately $117 million. We expect to reduce gross annual pre-tax operating expenses by $175 million to $200 million relative to the 2023 baseline expenses by the end of 2025 as program benefits under the 2023 Restructuring Plan are realized. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $400 million by the end of 2025, of which approximately $385 million was incurred through June 30, 2025. In our original estimates, we expected to reduce gross annual pre-tax operating expenses by approximately $180 million to $280 million relative to the 2019 baseline expenses by the end of 2023 as benefits under the 2019 Restructuring Plan were realized. Our latest estimates indicate that we will be near the low end of that range, and the full benefits will not be realized until we complete the closure of a manufacturing facility, which is expected to occur in 2025.

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

As discussed in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters. We estimate the total liabilities for all litigation matters was $156.8 million as of June 30, 2025. However, litigation is inherently uncertain, and upon resolution of any of these uncertainties, we may incur charges in excess of these estimates, and may in the future incur other material judgments or enter into other material settlements of claims. We expect to pay these liabilities over the next few years. Additionally, we have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $325 million.

On July 11, 2025, we entered into a definitive agreement to acquire all outstanding shares of Monogram, an orthopedic robotics company. Initial consideration of approximately $180 million will be paid at closing. Monogram common stockholders will also receive a non-tradeable contingent value right that may result in up to approximately $570 million in additional consideration if certain product development, regulatory and revenue milestones are achieved through 2030. We expect to fund the proposed transaction through a combination of cash on hand and other available debt financing sources. Closing of the proposed transaction is subject to the receipt of required regulatory approvals, approval by Monogram's common stockholders and other customary closing conditions, and is anticipated to close in the second half of 2025.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 2 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

The preparation of our financial statements is affected by the selection and application of accounting policies and methods, and also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three-month period ended June 30, 2025 to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
•
disruption from the Paragon 28 acquisition making it more difficult to maintain business and operational relationships, including with customers, vendors, service providers, independent sales representatives, agents or agencies;
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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As part of the integration process of Paragon 28, we have begun to transition Paragon 28 to our accounting policies and processes. As part of this transition, we are enhancing the internal controls of Paragon 28 to align with our framework of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three-month period ended June 30, 2025, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in rules of the Securities and Exchange Commission.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this report:

2.1+

Agreement and Plan of Merger, dated as of January 28, 2025, by and among Zimmer, Inc., Gazelle Merger Sub I, Inc., Paragon 28, Inc. and Zimmer Biomet Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2025)

3.1

Restated Certificate of Incorporation of Zimmer Biomet Holdings, Inc., dated May 29, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on June 3, 2025)

3.2	Restated Bylaws of Zimmer Biomet Holdings, Inc., effective December 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed February 24, 2023)

10.1*

Offer Letter, dated as of May 20, 2025, by and between Zimmer Biomet Holdings, Inc. and Kevin Thornal (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 27, 2025)

10.2*

Employee Non-Disclosure, Trade Secret and Intellectual Property Agreement, dated as of May 24, 2025, by and between Zimmer Biomet Holdings, Inc. and Kevin Thornal (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed May 27, 2025)

10.3*	Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (as amended on May 29, 2025) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 3, 2025)

10.4

Five-Year Revolving Credit Agreement, dated as of June 27, 2025, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 30, 2025)

10.5

364-Day Revolving Credit Agreement, dated as of June 27, 2025, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 30, 2025)

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

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: August 7, 2025	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Chief Financial Officer and Executive Vice President - Finance, Operations and Supply Chain
(Principal Financial Officer)

Date: August 7, 2025	By:	/s/ Paul Stellato
Paul Stellato
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)