Form 10-Q
period 2025-09-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2025-11-05
CIK 1136869

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

As of October 31, 2025, 198,181,555 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2025

Part I – Financial Information

Item 1. Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Sales	$2,001.4	$1,824.2	$5,987.7	$5,655.4
Cost of products sold, excluding intangible asset amortization	559.3	538.6	1,701.3	1,604.5
Intangible asset amortization	176.5	148.2	488.2	434.3
Research and development	115.9	111.6	339.8	328.9
Selling, general and administrative	811.4	709.7	2,384.9	2,182.9
Restructuring and other cost reduction initiatives	21.4	32.2	74.9	198.1
Acquisition, integration, divestiture and related	(34.4)	4.4	55.0	9.9
Operating expenses	1,650.1	1,544.7	5,044.1	4,758.6
Operating Profit	351.3	279.5	943.6	896.7
Other income, net	3.3	5.1	10.1	7.0
Interest expense, net	(75.4)	(54.3)	(220.9)	(156.1)
Earnings before income taxes	279.2	230.3	732.8	747.6
Provision (benefit) for income taxes	48.0	(18.9)	165.6	82.5
Net Earnings	231.2	249.2	567.2	665.1
Less: Net earnings attributable to noncontrolling interest	0.3	0.2	1.4	0.8
Net Earnings of Zimmer Biomet Holdings, Inc.	$230.9	$249.1	$565.8	$664.3

Earnings Per Common Share
Basic	$1.17	$1.23	$2.85	$3.25
Diluted	$1.16	$1.23	$2.84	$3.24
Weighted Average Common Shares Outstanding
Basic	198.1	202.3	198.3	204.4
Diluted	198.8	203.0	199.0	205.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Earnings of Zimmer Biomet Holdings, Inc.	$230.9	$249.1	$565.8	$664.3
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	(10.6)	61.1	54.8	21.2
Unrealized cash flow hedge gains (losses), net of tax	18.8	(49.9)	(36.6)	22.8
Reclassification adjustments on hedges, net of tax	(8.4)	(17.1)	(38.4)	(52.9)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	0.9	(1.1)	(0.8)	(2.3)
Total Other Comprehensive Income (Loss)	0.7	(7.0)	(21.0)	(11.2)
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$231.6	$242.1	$544.8	$653.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,292.7	$525.5
Accounts receivable, less allowance for credit losses	1,598.3	1,480.7
Inventories	2,483.7	2,235.3
Prepaid expenses and other current assets	460.3	430.1
Total Current Assets	5,834.9	4,671.5
Property, plant and equipment, net	2,194.3	2,048.8
Goodwill	9,702.0	8,951.1
Intangible assets, net	4,739.7	4,598.4
Other assets	1,017.2	1,095.5
Total Assets	$23,488.0	$21,365.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$315.3	$194.6
Other current liabilities	1,487.6	1,393.3
Current portion of long-term debt	600.0	863.0
Total Current Liabilities	2,402.9	2,450.9
Other long-term liabilities	806.4	1,096.6
Long-term debt	7,512.6	5,341.6
Total Liabilities	10,722.0	8,889.1
Commitments and Contingencies (Note 15)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 318.7 million shares as of September 30, 2025 (317.5 million as of December 31, 2024) issued	3.2	3.2
Paid-in capital	10,155.5	10,038.1
Retained earnings	11,518.6	11,095.3
Accumulated other comprehensive loss	(283.8)	(262.8)
Treasury stock, 120.5 million shares as of September 30, 2025 (118.4 million as of December 31, 2024)	(8,637.0)	(8,405.7)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,756.5	12,468.1
Noncontrolling interest	9.5	8.1
Total Stockholders' Equity	12,766.0	12,476.2
Total Liabilities and Stockholders' Equity	$23,488.0	$21,365.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity

Balance July 1, 2025	318.4	$3.2	$10,108.1	$11,335.2	$(284.5)	(120.5)	$(8,637.0)	$9.3	$12,534.3
Net earnings	-	-	-	230.9	-	-	-	0.3	231.2
Other comprehensive income	-	-	-	-	0.7	-	-	-	0.7
Cash dividends declared ($0.24 per share)	-	-	-	(47.6)	-	-	-	-	(47.6)
Stock compensation plans	0.3	-	47.4	-	-	-	-	-	47.4
Balance September 30, 2025	318.7	$3.2	$10,155.5	$11,518.6	$(283.8)	(120.5)	$(8,637.0)	$9.5	$12,766.0

Balance July 1, 2024	317.2	$3.2	$9,974.9	$10,702.5	$(195.2)	(112.3)	$(7,744.3)	$8.4	$12,749.4
Net earnings	-	-	-	249.1	-	-	-	0.2	249.3
Other comprehensive loss	-	-	-	-	(7.0)	-	-	-	(7.0)
Cash dividends declared ($0.24 per share)	-	-	-	(47.9)	-	-	-	-	(47.9)
Stock compensation plans	0.2	-	42.6	-	-	-	-	-	42.6
Share repurchases	-	-	-	-	-	(5.5)	(603.3)	-	(603.3)
Balance September 30, 2024	317.4	$3.2	$10,017.5	$10,903.7	$(202.2)	(117.8)	$(8,347.5)	$8.5	$12,383.2

Balance January 1, 2025	317.5	$3.2	$10,038.1	$11,095.3	$(262.8)	(118.4)	$(8,405.7)	$8.1	$12,476.2
Net earnings	-	-	-	565.8	-	-	-	1.4	567.2
Other comprehensive loss	-	-	-	-	(21.0)	-	-	-	(21.0)
Cash dividends declared ($0.72 per share)	-	-	-	(142.5)	-	-	-	-	(142.5)
Stock compensation plans	0.9	-	89.6	-	-	-	0.6	-	90.2
Embody, Inc. acquisition consideration	0.3	-	27.8	-	-	-	-	-	27.8
Share repurchases	-	-	-	-	-	(2.1)	(231.9)	-	(231.9)
Balance September 30, 2025	318.7	$3.2	$10,155.5	$11,518.6	$(283.8)	$(120.5)	$(8,637.0)	$9.5	12,766.0

Balance January 1, 2024	316.2	$3.2	$9,846.1	$10,384.5	$(191.0)	(110.6)	$(7,562.3)	$7.7	$12,488.1
Net earnings	-	-	-	664.3	-	-	-	0.8	665.1
Other comprehensive loss	-	-	-	-	(11.2)	-	-	-	(11.2)
Cash dividends declared ($0.72 per share)	-	-	-	(146.5)	-	-	-	-	(146.5)
Stock compensation plans	1.0	-	148.0	1.4	-	-	1.4	-	150.8
Embody, Inc. acquisition consideration	0.2	-	23.4	-	-	-	-	-	23.4
Share repurchases	-	-	-	-	-	(7.2)	(786.7)	-	(786.7)
Balance September 30, 2024	317.4	$3.2	$10,017.5	$10,903.7	$(202.2)	(117.8)	$(8,347.5)	$8.5	$12,383.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows provided by (used in) operating activities:
Net earnings	$567.2	$665.1
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	809.8	732.7
Share-based compensation	66.1	79.9
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(174.7)	(181.2)
Receivables	(15.6)	(40.1)
Inventories	(86.2)	(38.0)
Accounts payable and accrued liabilities	(11.1)	(204.7)
Other assets and liabilities	24.1	(20.5)
Net cash provided by operating activities	1,179.7	993.1
Cash flows provided by (used in) investing activities:
Additions to instruments	(226.2)	(188.4)
Additions to other property, plant and equipment	(149.7)	(152.3)
Net investment hedge settlements	(5.3)	19.3
Business combination investments, net of acquired cash	(1,226.3)	(116.3)
Acquisition of intangible assets	(42.4)	(119.6)
Other investing activities	(3.8)	(39.7)
Net cash used in investing activities	(1,653.7)	(596.9)
Cash flows provided by (used in) financing activities:
Net payments on revolving facilities	-	(50.0)
Proceeds from senior notes	2,492.1	700.0
Redemption of senior notes	(863.0)	-
Dividends paid to stockholders	(142.8)	(148.0)
Proceeds from employee stock compensation plans	38.0	81.6
Business combination contingent consideration payments	(25.0)	(3.5)
Debt issuance costs	(22.7)	(7.9)
Deferred business combination payments	-	(8.8)
Repurchase of common stock	(237.0)	(795.8)
Other financing activities	(16.6)	(11.5)
Net cash provided by (used in) financing activities	1,223.0	(243.9)
Effect of exchange rates on cash and cash equivalents	18.2	1.0
Change in cash and cash equivalents	767.2	153.3
Cash and cash equivalents, beginning of year	525.5	415.8
Cash and cash equivalents, end of period	$1,292.7	$569.0

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

Accounting Pronouncements Not Yet Adopted - In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures, which is an amendment to ASC Topic 740 - Income Taxes. The ASU improves the transparency of income tax disclosures by requiring greater disaggregated information about an entity’s effective tax rate reconciliation and requiring additional disclosures and disaggregation of income taxes, among other amendments to improve the effectiveness of income tax disclosures. The ASU is effective for fiscal years beginning after December 15, 2024. The guidance can be applied prospectively with an option to apply the guidance retrospectively. We will adopt this ASU prospectively in the fiscal year ending December 31, 2025. We are currently evaluating the impact this ASU will have on our disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which is an amendment to ASC Topic 350 - Intangibles - Goodwill and Other. The ASU amends the criteria and threshold for capitalizing software costs. The ASU removes the sequential software project stages from the previous guidance and will now require companies to capitalize internal-use software when: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within that reporting year. The guidance can be applied prospectively with an option to apply the guidance retrospectively or through a modified transition approach. Early adoption of this ASU is permitted. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

3. Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
United States	$1,164.0	$1,052.3	$3,451.4	$3,257.7
International	837.3	771.9	2,536.3	2,397.7
Total	$2,001.4	$1,824.2	$5,987.7	$5,655.4

Net sales by product category are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Knees	$792.4	$745.1	$2,411.2	$2,334.3
Hips	506.2	481.5	1,538.1	1,479.1
S.E.T.	541.5	454.2	1,562.6	1,376.4
Technology & Data, Bone Cement and Surgical	161.3	143.4	475.9	465.6
Total	$2,001.4	$1,824.2	$5,987.7	$5,655.4

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

4. Restructuring

In February 2025, our management approved a new global restructuring program (the “2025 Restructuring Plan”) intended to reduce costs and transform the way we operate. The 2025 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $85 million by the end of 2027. The pre-tax restructuring charges consist of employee termination benefits, contract terminations for sales agents and other charges. The expenses incurred under our 2025 Restructuring Plan are reported in our “Restructuring and other cost reduction initiatives” financial statement line item. The following table summarizes the liabilities recognized related to the 2025 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended September 30, 2025	$6.3	$7.6	$(0.4)	$13.5

Balance, December 31, 2024	$-	$-	$-	$-
Expenses incurred in the nine months ended September 30, 2025	33.2	7.6	2.5	43.3
Cash payments	(24.4)	(0.8)	(1.3)	(26.5)
Foreign currency exchange rate changes	0.1	-	-	0.1
Balance, September 30, 2025	$8.9	$6.8	$1.2	$16.9

Expense incurred since the start of the 2025 Restructuring Plan	$33.2	$7.6	$2.5	$43.3

Expense estimated to be recognized for the 2025 Restructuring Plan	$67.0	$10.0	$8.0	$85.0

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

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended September 30, 2025	$(0.7)	$0.1	$-	$(0.6)

Balance, December 31, 2024	$18.8	$1.4	$6.9	$27.1
Expenses incurred in the nine months ended September 30, 2025	(1.4)	2.9	1.5	3.0
Cash payments	(12.8)	(3.2)	(6.2)	(22.2)
Foreign currency exchange rate changes	1.3	-	0.4	1.7
Balance, September 30, 2025	$5.9	$1.1	$2.6	$9.6

Expense incurred since the start of the 2023 Restructuring Plan	$92.4	$6.0	$18.1	$116.5

In December 2019, our Board of Directors approved, and we initiated, a global restructuring program (the “2019 Restructuring Plan”) with an objective of reducing structural costs to allow us to further invest in higher priority growth opportunities. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $400 million. The pre-tax restructuring charges consist of employee termination benefits; contract terminations for facilities and sales agents; and other charges, such as consulting fees, project management expenses and relocation costs, including costs to close a manufacturing facility. The remaining costs relate to the closure of a manufacturing facility, which is expected to be completed in the fourth quarter of 2025.

The following tables summarize the location on our condensed consolidated statement of earnings and type of cost for our 2019 Restructuring Plan (in millions):

	Three Months Ended September 30, 2025
	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Cost of products sold, excluding intangible asset amortization	$-	$-	$-	$-
Restructuring and other cost reduction initiatives	0.3	-	2.6	2.9
	$0.3	$-	$2.6	$2.9

	Nine Months Ended September 30, 2025
	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Cost of products sold, excluding intangible asset amortization	$-	$-	$3.3	$3.3
Restructuring and other cost reduction initiatives	7.4	-	9.3	16.7
	$7.4	$-	$12.6	$20.0

The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2024	$38.0	$3.8	$1.3	$43.1
Expenses incurred in the nine months ended September 30, 2025	7.4	-	12.6	20.0
Cash payments	(43.0)	(1.6)	(12.8)	(57.4)
Foreign currency exchange rate changes	3.3	-	-	3.3
Balance, September 30, 2025	$5.7	$2.2	$1.1	$9.0

Expense incurred since the start of the 2019 Restructuring Plan	$159.5	$35.0	$193.0	$387.5

Expense estimated to be recognized for the 2019 Restructuring Plan	$160.0	$35.0	$205.0	$400.0

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

5. Inventories

	September 30,	December 31,
	2025	2024
	(in millions)
Finished goods	$2,011.0	$1,771.7
Work in progress	197.6	175.1
Raw materials	275.1	288.5
Inventories	$2,483.7	$2,235.3

6. Property, Plant and Equipment

	September 30,	December 31,
	2025	2024
	(in millions)
Land	$22.5	$18.5
Buildings and equipment	2,420.9	2,273.1
Capitalized software costs	612.1	575.1
Instruments	3,894.0	3,589.6
Construction in progress	272.7	233.9
	7,222.2	6,690.2
Accumulated depreciation	(5,027.9)	(4,641.4)
Property, plant and equipment, net	$2,194.3	$2,048.8

We had $17.6 million and $10.4 million of property, plant and equipment included in accounts payable as of September 30, 2025 and December 31, 2024, respectively.

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

Paragon 28 is a leading medical device company focused exclusively on the foot and ankle orthopedic segment. The acquisition increases our market share in the foot and ankle segment, which has been growing faster than some of the other segments in which we compete. We paid $1,241.5 million in initial consideration utilizing cash on hand and borrowing $400.0 million on our five-year credit agreement and $150.0 million on our Uncommitted Credit Facility (as defined below). The CVRs issued to former Paragon 28 shareholders may result in up to approximately $90.0 million in additional consideration if certain revenue milestones are achieved. We determined the fair value of the additional consideration to be $35.0 million as of the acquisition date. The estimated fair value of this contingent consideration liability was calculated using a Black Scholes framework, utilizing strike prices at the maximum and minimum amount of the revenue that needs to be achieved to earn a payout, and discounting to present value the estimated payment. In addition, we incurred $72.4 million of acquisition expenses in the nine-month period ended September 30, 2025, primarily consisting of compensation expense and investment banking fees that are included in "Acquisition, integration, divestiture and related" in our condensed consolidated statement of earnings. Compensation expense includes $43.4 million related to the discretionary accelerated vesting of Paragon 28 unvested restricted stock units as agreed upon as part of the merger agreement.

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

	Americas	EMEA	Asia Pacific	Total
Balance at December 31, 2024
Goodwill	$8,376.8	$1,370.5	$538.3	$10,285.6
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	$8,369.1	$43.7	$538.3	$8,951.1
Purchase accounting adjustments related to 2024 acquisitions	1.2	-	-	1.2
Paragon 28 acquisition	529.3	32.1	74.2	635.6
Currency translation	101.6	1.8	10.7	114.1
Balance at September 30, 2025
Goodwill	$9,008.9	$1,404.4	$623.2	$11,036.5
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	$9,001.2	$77.6	$623.2	$9,702.0

The purchase price allocation for the Paragon 28 acquisition is preliminary as of September 30, 2025. We need additional time to finalize the fair value of inventory and intangible assets acquired, tax-related accounts and the estimated fair values of contingent liabilities. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the acquisition date.

The following table summarizes the estimates of fair value of the assets acquired and liabilities assumed related to the Paragon 28 acquisition (in millions):

Cash consideration	$1,241.5
Contingent consideration	35.0
Fair value of consideration transferred	$1,276.5

Cash	$15.2
Accounts receivable, net	37.4
Inventories	152.0
Prepaid expenses and other current assets	5.6
Intangible assets subject to amortization:
Technology	324.0
Trademarks and trade names	44.0
Customer relationships	91.5
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	103.0
Property, plant and equipment	68.0
Other assets	3.3
Current liabilities	(109.5)
Deferred income taxes	(91.8)
Other long-term liabilities	(1.8)
Total identifiable net assets	$640.9

Goodwill	$635.6

The amortization periods selected for technology, trademarks and trade names and customer relationships were 10 years, 15 years and 5 years, respectively.

The IPR&D intangible assets relate to various R&D projects which are expected to be completed by the end of 2027 or earlier. Upon commercialization, the IPR&D will be reclassified to definite-lived intangible assets and amortized over the applicable estimated useful life. The fair values of the IPR&D intangible assets were determined using an income approach. Remaining costs to complete these projects are expected to be an immaterial amount of our total annual R&D spending.

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

The purchase price allocations for the 2024 acquisitions were final as of September 30, 2025. The following table summarizes the final estimates of fair value of the assets acquired and liabilities assumed related to the 2024 acquisitions (in millions):

Cash consideration	$294.8
Contingent consideration	61.0
Fair value of consideration transferred	$355.8

Current assets	$24.5
Intangible assets subject to amortization:
Technology	112.5
Trademarks and trade names	5.0
Customer relationships	40.8
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	7.0
Other assets	4.7
Current liabilities	(6.0)
Deferred income taxes	(33.9)
Other long-term liabilities	(0.5)
Total identifiable net assets	$154.0

Goodwill	$201.8

The weighted average amortization periods selected for technology, customer relationships and trademarks and trade names were 14 years, 9 years and 14 years, respectively. Upon receiving regulatory approval subsequent to the applicable acquisition date, the $7.0 million of IPR&D was reclassified to a definite-lived intangible asset and began amortizing over the applicable estimated useful life.

In the three and nine-month periods ended September 30, 2025, the aggregate adjustments to the preliminary values of these acquisitions were not material compared to the preliminary values of any of the acquisitions.

We have not included pro forma information and certain other information under GAAP for any of the acquisitions described in this Note because they did not have a material impact on our financial position or results of operations.

In the nine-month period ended September 30, 2024, we recognized intangible assets of $164.8 million related to agreements we entered into in order to acquire the ownership rights or gain access to various technologies. The weighted average amortization period selected for these intangible assets was 8 years. The contractual payments under these agreements are included in "Acquisition of intangible assets" in our condensed consolidated statements of cash flows. There were no material agreements of a similar nature entered into during the nine-month period ended September 30, 2025. However, we did make $42.4 million of payments in the nine-month period ended September 30, 2025, primarily related to contractual obligations from similar agreements which were accrued for as of December 31, 2024.

8. Debt

Our debt consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Current portion of long-term debt
3.550% Senior Notes due 2025	$-	$863.0
3.050% Senior Notes due 2026	600.0	-
Total current portion of long-term debt	$600.0	$863.0

Long-term debt
3.050% Senior Notes due 2026	$-	$600.0
4.700% Senior Notes due 2027	600.0	-
5.350% Senior Notes due 2028	500.0	500.0
5.050% Senior Notes due 2030	550.0	-
3.550% Senior Notes due 2030	257.5	257.5
2.600% Senior Notes due 2031	750.0	750.0
5.200% Senior Notes due 2034	700.0	700.0
5.500% Senior Notes due 2035	600.0	-
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
2.425% Euro Notes due 2026	587.5	517.7
1.164% Euro Notes due 2027	587.5	517.7
3.518% Euro Notes due 2032	822.5	724.8
0.930% Swiss Notes due 2030	264.1	-
1.560% Swiss Notes due 2035	490.4	-
Debt discount and issuance costs	(48.5)	(34.1)
Adjustment related to interest rate swaps	(115.0)	(158.6)
Total long-term debt	$7,512.6	$5,341.6

In the nine-month period ended September 30, 2025, we redeemed the $863.0 million outstanding principal amount of our 3.550% Senior Notes due 2025.

On September 4, 2025, we issued two new series of senior unsecured debt securities denominated in Swiss francs, comprising CHF 210.0 million aggregate principal amount of our 0.930% Bonds (the “Swiss Notes due 2030”) and CHF 390.0 million aggregate principal amount of our 1.560% Bonds (the “Swiss Notes due 2035” and together with the Swiss Notes due 2030, the "Swiss Notes"). Interest for these Swiss Notes is payable annually in arrears on September 4 of each year, commencing on September 4, 2026. We received proceeds of $744.0 million from the Swiss Notes.

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

The 2025 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets. The 2025 Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2025 Five-Year Credit Agreement as of September 30, 2025.

On June 27, 2025, we borrowed $50.0 million under the 2025 Five-Year Credit Agreement, replacing a portion of the borrowings outstanding as of such date under the 2024 Five-Year Credit Agreement. We repaid this borrowing during the three-month period ended September 30, 2025, and as of September 30, 2025, there were no outstanding borrowings under the 2025 Five-Year Credit Agreement.

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

The 2025 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets. The 2025 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2025 364-Day Revolving Credit Agreement as of September 30, 2025. As of September 30, 2025, there were no outstanding borrowings under the 2025 364-Day Revolving Credit Agreement.

On August 28, 2023, we entered into an uncommitted revolving facility letter (the "Uncommitted Credit Facility"), which provides that from time to time, we may request, and the lender in its absolute and sole discretion may provide, short-term loans. Borrowings under the Uncommitted Credit Facility may be used only for general corporate and working capital purposes. The Uncommitted Credit Facility provides that the aggregate principal amount of outstanding borrowings at any time shall not exceed $300.0 million. Each borrowing under the Uncommitted Credit Facility will mature on the maturity date specified by the lender at the time of the advance, which will be no more than 90 days following the date of the advance. The Uncommitted Credit Facility and borrowings thereunder are unsecured. Borrowings under the Uncommitted Credit Facility bear interest at floating rates, based upon either Term SOFR for the applicable interest period, the prime rate, or lender’s cost of funds, in each case, plus an applicable margin determined at the time of each borrowing. The Uncommitted Credit Facility includes customary affirmative and negative covenants and events of default for unsecured uncommitted financing arrangements. We were in compliance with all covenants under the Uncommitted Credit Facility as of September 30, 2025. As of September 30, 2025, there were no outstanding borrowings under the Uncommitted Credit Facility.

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

The estimated fair value of our senior notes, which includes our Euro notes and the Swiss Notes, as of September 30, 2025, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $8,208.5 million.

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

The following table shows the changes in the components of AOCI gains (losses), net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2024	$(239.0)	$88.2	$(112.0)	$(262.8)
AOCI before reclassifications	54.8	(36.6)	-	18.2
Reclassifications to statements of earnings	-	(38.4)	(0.8)	(39.2)
Balance at September 30, 2025	$(184.2)	$13.2	$(112.8)	$(283.8)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location on
Component of AOCI	2025	2024	2025	2024	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$10.7	$21.0	$47.4	$64.7	Cost of products sold
Forward starting interest rate swaps	(0.2)	(0.2)	(0.6)	(0.6)	Interest expense, net
	10.5	20.8	46.8	64.1	Total before tax
	2.1	3.7	8.4	11.2	Provision for income taxes
	$8.4	$17.1	$38.4	$52.9	Net of tax
Defined benefit plans
Prior service cost and unrecognized actuarial loss	$(1.1)	$0.7	$1.0	$2.0	Other income, net
	(0.2)	(0.4)	0.2	(0.3)	Provision for income taxes
	$(0.9)	$1.1	$0.8	$2.3	Net of tax
Total reclassifications	$7.5	$18.2	$39.2	$55.2	Net of tax

The following tables show the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(9.2)	1.4	$(10.6)	$(11.3)	(66.1)	$54.8
Unrealized cash flow hedge gains (losses)	23.3	4.5	18.8	(43.7)	(7.1)	(36.6)
Reclassification adjustments on cash flow hedges	(10.5)	(2.1)	(8.4)	(46.8)	(8.4)	(38.4)
Adjustments to prior service cost and unrecognized actuarial assumptions	1.1	0.2	0.9	(1.0)	(0.2)	(0.8)
Total Other Comprehensive Income (Loss)	$4.7	$4.0	$0.7	$(102.8)	$(81.8)	$(21.0)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$34.9	$(26.2)	$61.1	$19.7	$(1.5)	$21.2
Unrealized cash flow hedge (losses) gains	(54.0)	(4.1)	(49.9)	33.5	10.7	22.8
Reclassification adjustments on cash flow hedges	(20.8)	(3.7)	(17.1)	(64.1)	(11.2)	(52.9)
Adjustments to prior service cost and unrecognized actuarial assumptions	(0.7)	0.4	(1.1)	(2.0)	0.3	(2.3)
Total Other Comprehensive Income (Loss)	$(40.6)	$(33.6)	$(7.0)	$(12.9)	$(1.7)	$(11.2)

10. Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of September 30, 2025
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$18.1	$-	$18.1	$-
Cross-currency interest rate swaps	28.6	-	28.6	-
Total Assets	$46.7	$-	$46.7	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$10.1	$-	$10.1	$-
Cross-currency interest rate swaps	9.4	-	9.4	-
Interest rate swaps	115.0	-	115.0	-
Contingent payments related to acquisitions	102.2	-	-	102.2
Total Liabilities	$236.7	$-	$134.5	$102.2

	As of December 31, 2024
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$89.5	$-	$89.5	$-
Cross-currency interest rate swaps	50.3	-	50.3	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.8	-	1.8	-
Total Assets	$141.6	$-	$141.6	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$1.8	$-	$1.8	$-
Cross-currency interest rate swaps	14.2	-	14.2	-
Interest rate swaps	158.6	-	158.6	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	0.8	-	0.8	-
Contingent payments related to acquisitions	180.7	-	-	180.7
Total Liabilities	$356.1	$-	$175.4	$180.7

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

Contingent payments related to acquisitions consist of sales-based payments and regulatory milestones, and are valued using discounted cash flow techniques. The fair value of sales-based payments is based upon significant unobservable inputs such as probability-weighted future revenue estimates and simulating the numerous potential outcomes, and changes as revenue estimates increase or decrease. The fair value of the regulatory milestones is based on the probability of success in obtaining the specified regulatory approval. The fair value of sales-based payments and regulatory milestones utilize significant unobservable inputs, which could reasonably change in future periods resulting in significantly higher or lower fair value measurements. If our estimates of future revenue or probability of achievement increase, the fair value measurements for these contingent payments will increase. Vice versa, if our estimates of future revenue or probability of achievement decrease, the fair value measurements for these contingent payments will decline. For each of our acquisitions that include contingent consideration, there is a maximum payout. Accordingly, the range of our potential contingent consideration payments are $0 to $285 million.

Contingent payments related to our acquisition of Embody, Inc. ("Embody") are to be settled by issuance of our common stock and cash payments. During the nine-month period ended September 30, 2025, we issued 0.3 million shares of our common stock valued at $27.8 million and paid $4.4 million of cash for a commercial milestone related to the Embody acquisition. The fair value of common stock was determined to be $101.02 per share, which represented the average of our high and low stock prices on the settlement date.

See Note 7 for a description of the contingent consideration related to the Paragon 28 acquisition.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2024	$180.7
New contingent consideration related to Paragon 28 acquisition	35.0
Change in estimates	(62.8)
Settlements	(52.8)
Foreign currency impact	2.1
Ending balance September 30, 2025	$102.2

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

As of September 30, 2025 and December 31, 2024, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Long-term debt	$881.4	$837.6	$(115.0)	$(158.6)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes due 2045 we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering. The interest rate swaps were settled, and the remaining loss to be recognized at September 30, 2025, was $22.6 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

Foreign Currency Exchange Rate Risk

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We also designated our Euro notes and Swiss notes as net investment hedges of investments in foreign subsidiaries. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Swiss Francs, Japanese Yen, British Pounds, Chinese Renminbi, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Turkish Lira, Polish Zloty, Danish Krone, and Norwegian Krone. We do not use derivative financial instruments for trading or speculative purposes.

Derivatives Designated as Net Investment Hedges

We are exposed to the impact of foreign exchange rate fluctuations in the investments in our wholly-owned foreign subsidiaries that are denominated in currencies other than the U.S. Dollar. In order to mitigate the volatility in foreign exchange rates, we issued Euro notes in December 2016, November 2019 and November 2024 and designated 100 percent of the Euro notes to hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of the Euro. In September 2025, we issued Swiss Franc notes and designated 100 percent of the Swiss Franc notes to hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of the Swiss Franc. All changes in the fair value of a hedging instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets.

At September 30, 2025, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Japanese Yen 54.1 billion and Swiss Franc 290 million. These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Japanese Yen and Swiss Franc. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated. We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings. The net cash received or paid related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows. In the nine-month period ended September 30, 2025, Euro 225 million of our cross-currency interest rate swaps matured at a loss of $8.0 million. In the nine-month period ended September 30, 2025, Swiss Franc 75 million of our cross-currency interest rate swaps matured at a loss of $18.6 million. The settlement of this loss with the counterparties is reflected in investing cash flows in our condensed consolidated statements of cash flows and will remain in AOCI on our condensed consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts and options outstanding at September 30, 2025, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from October 2025 through January 2028. As of September 30, 2025, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,530.4 million. As of September 30, 2025, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $430.7 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)					Amount of Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location on	September 30,		September 30,
Derivative Instrument	2025	2024	2025	2024	Statements of Earnings	2025	2024	2025	2024
Foreign exchange forward contracts	$23.3	$(54.0)	$(43.7)	$33.5	Cost of products sold	$10.7	$21.0	$47.4	$64.7
Forward starting interest rate swaps	-	-	-	-	Interest expense, net	(0.2)	(0.2)	(0.6)	(0.6)
	$23.3	$(54.0)	$(43.7)	$33.5		$10.5	$20.8	$46.8	$64.1

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at September 30, 2025, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $12.4 million, or a net unrealized gain of $13.2 million after taxes, which is deferred in AOCI. A gain of $21.4 million, or $16.8 million after taxes, is expected to be reclassified to earnings in cost of products sold, and a loss of $0.8 million, or $0.6 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Cost of	Interest	Cost of	Interest	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$559.3	$(75.4)	$538.6	$(54.3)	$1,701.3	$(220.9)	$1,604.5	$(156.1)
The effects of fair value, cash flow and net investment hedging:
Loss on fair value hedging relationships
Interest rate swaps	-	(8.2)	-	(10.5)	-	(24.2)	-	(31.7)
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	10.7	-	21.0	-	47.4	-	64.7	-
Forward starting interest rate swaps	-	(0.2)	-	(0.2)	-	(0.6)	-	(0.6)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	6.8	-	7.7	-	17.0	-	24.1

Derivatives Not Designated as Hedging Instruments

The following gains (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended		Nine Months Ended
	Location on	September 30,		September 30,
Derivative Instrument	Statements of Earnings	2025	2024	2025	2024
Foreign exchange forward contracts	Other income, net	$9.3	$(10.7)	$(2.1)	$10.5

These gains (losses) do not reflect offsetting losses of $11.1 million in the three-month period ended September 30, 2025, offsetting gains of $7.0 million in the three-month period ended September 30, 2024, losses of $2.9 million in the nine-month period ended September 30, 2025, and offsetting losses of $17.2 million in the nine-month period ended September 30, 2024, recognized in other income, net as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of September 30, 2025 and December 31, 2024, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets. On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with substantially all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of September 30, 2025		As of December 31, 2024
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$35.1	Other current assets	$82.3
Cross-currency interest rate swaps	Other current assets	13.4	Other current assets	1.6
Foreign exchange forward contracts	Other assets	11.6	Other assets	24.5
Cross-currency interest rate swaps	Other assets	15.2	Other assets	48.7
Total asset derivatives		$75.3		$157.1

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$-	Other current assets	$7.1

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$27.7	Other current liabilities	$13.8
Cross-currency interest rate swaps	Other current liabilities	9.4	Other current liabilities	12.0
Foreign exchange forward contracts	Other long-term liabilities	11.0	Other long-term liabilities	5.3
Cross-currency interest rate swaps	Other long-term liabilities	-	Other long-term liabilities	2.2
Interest rate swaps	Other long-term liabilities	115.0	Other long-term liabilities	158.6
Total liability derivatives		$163.1		$191.9

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$-	Other current liabilities	$6.1

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of September 30, 2025			As of December 31, 2024
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$35.1	$20.8	$14.3	$82.3	$12.6	$69.7
Cash flow hedges	Other assets	11.6	7.8	3.8	24.5	4.7	19.8
Derivatives Not Designated as Hedges	Other current assets	-	-	-	7.1	5.3	1.8

Liability Derivatives
Cash flow hedges	Other current liabilities	27.7	20.8	6.9	13.8	12.6	1.2
Cash flow hedges	Other long-term liabilities	11.0	7.8	3.2	5.3	4.7	0.6
Derivatives Not Designated as Hedges	Other current liabilities	-	-	-	6.1	5.3	0.8

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Instrument	2025	2024	2025	2024

Euro Notes	$(2.7)	$(44.4)	$(237.3)	$(11.6)
Swiss Notes	(10.5)	-	(10.5)	-
Cross-currency interest rate swaps	8.9	(66.8)	(43.5)	4.6
	$(4.3)	$(111.2)	$(291.3)	$(7.0)

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

In the three and nine-month periods ended September 30, 2025, our effective tax rate (“ETR”) was 17.2 percent and 22.6 percent, respectively, compared to negative 8.2 percent and positive 11.0 percent in the three and nine-month periods ended September 30, 2024, respectively. The 17.2 percent and the 22.6 percent ETR in the three and nine-month periods ended September 30, 2025, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations. The negative 8.2 percent and positive 11.0 percent ETR in the three and nine-month periods ended September 30, 2024, respectively, were primarily driven by a net favorable impact of changes to unrecognized tax benefits. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which generally have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits, appeals, and litigation; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law and includes a broad range of U.S. tax reform provisions. The legislation did not have a material impact on our consolidated financial statements as of September 30, 2025.

13. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted average shares outstanding for basic net earnings per share	198.1	202.3	198.3	204.4
Effect of dilutive stock options and other equity awards	0.7	0.7	0.7	0.8
Weighted average shares outstanding for diluted net earnings per share	198.8	203.0	199.0	205.2

During the three and nine-month periods ended September 30, 2025, an average of 4.3 million options and 4.6 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive. During the three and nine-month periods ended September 30, 2024, an average of 4.6 million options and 3.0 million options, respectively, to purchase shares of common stock were not included for the same reason.

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

Our CODM evaluates performance based upon segment operating profit exclusive of operating expenses and income pertaining to certain inventory and manufacturing-related charges, intangible asset amortization, goodwill and intangible asset impairment, restructuring and other cost reduction initiatives, acquisition, integration, divestiture and related, certain litigation, certain European Union Medical Device Regulation expenses, other charges and corporate functions (collectively referred to as “Corporate items”). Corporate functions include corporate legal, finance, information technology, human resources and other corporate departments as well as stock-based compensation and certain operations, distribution, quality assurance, regulatory expenses, research and development and marketing expenses. Intercompany transactions have been eliminated from segment operating profit. In addition to evaluating performance on a monthly basis, the CODM uses sales and operating profit information to manage the business, including identifying areas of focus and growth, reviewing operating trends and allocating resources. Our CODM reviews accounts receivables and inventory assets (“Segment Assets”) as part of operating segment performance.

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

We reclassified certain immaterial prior period expenses to conform to the current period presentation.

Segment operating profit measures by segment are as follows (in millions):

	Americas		EMEA		Asia Pacific		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024

Net Sales	$1,253.5	$1,135.9	$417.0	$376.2	$330.9	$312.0	$2,001.4	$1,824.2
Cost of products sold, excluding intangible asset amortization	270.9	235.0	160.3	132.5	116.4	98.0
Selling, general and administrative	335.3	294.8	132.4	117.6	94.6	87.2
Research and development	0.8	0.8	2.5	2.4	3.3	3.4
Segment profit	$646.5	$605.3	$121.8	$123.8	$116.6	$123.4	$884.9	$852.5
Corporate items							357.1	424.8
Intangible asset amortization							176.5	148.2
Other income, net							(3.3)	(5.1)
Interest expense, net							75.4	54.3
Earnings before income taxes							$279.2	$230.3

	Americas		EMEA		Asia Pacific		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024

Net Sales	$3,731.6	$3,521.7	$1,327.5	$1,253.4	$928.7	$880.3	$5,987.7	$5,655.4
Cost of products sold, excluding intangible asset amortization	818.3	720.7	497.9	438.0	318.8	272.8
Selling, general and administrative	987.8	917.1	393.0	378.8	271.0	257.5
Research and development	2.6	2.6	7.8	6.4	10.1	10.0
Segment profit	$1,923.0	$1,881.3	$428.9	$430.2	$328.8	$340.0	$2,680.7	$2,651.5
Corporate items							1,248.9	1,320.5
Intangible asset amortization							488.2	434.3
Other income, net							(10.1)	(7.0)
Interest expense, net							220.9	156.1
Earnings before income taxes							$732.8	$747.6

Other segment information is as follows (in millions):

	Depreciation and Amortization				Segment Assets
	Three Months Ended September 30,		Nine Months Ended September 30,		As of
	2025	2024	2025	2024	September 30, 2025	December 31, 2024

Americas	$42.0	$38.3	$119.3	$111.8	$1,339.0	$1,344.0
EMEA	17.2	16.3	49.6	49.9	727.0	655.0
Asia Pacific	15.4	15.0	45.8	45.5	420.0	311.0
Corporate items	32.5	33.1	106.9	91.2	1,596.0	1,406.0
Intangible asset amortization	176.5	148.2	488.2	434.3	-	-
Total	$283.6	$250.9	$809.8	$732.7	$4,082.0	$3,716.0

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

We recognize litigation-related charges and gains in Selling, general and administrative expense on our condensed consolidated statement of earnings. During the three and nine-month periods ended September 30, 2025, we recognized $3.1 million and $10.4 million, respectively, of net litigation-related charges. During the three and nine-month periods ended September 30, 2024, we recognized $3.8 million and $8.3 million, respectively, of net litigation-related charges. At September 30, 2025 and December 31, 2024, accrued litigation liabilities were $146.6 million and $156.4 million, respectively. These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies. We have also succeeded to Paragon 28’s existing litigation matters as a result of the Paragon 28 acquisition. We have evaluated these litigation matters and have recognized immaterial liabilities as part of the assets and liabilities acquired on the acquisition date. The ultimate cost of litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on our financial condition and results of operations.

Other Contingencies

Contractual obligations: We have entered into development, distribution and other contractual arrangements not accounted for as business combinations that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $325 million.

16. Subsequent Event

On October 7, 2025, we completed the acquisition of all outstanding shares of Monogram Technologies Inc. (“Monogram”), an orthopedic robotics company. Monogram's semi- and fully-autonomous robotic technologies are expected to add to our suite of orthopedic robotics, enabling solutions and analytics to address the needs of surgeons pre-, intra- and post-operatively.

At the effective time of the acquisition, each outstanding common share of Monogram was automatically cancelled and retired and converted into the right to receive (i) $4.04 in cash and (ii) a non-tradeable contingent value right (“CVR”) entitling the holder to receive up to $12.37 per share in cash if certain product development, regulatory and revenue milestones are achieved through 2030. Monogram also had outstanding shares of Series D preferred stock and Series E preferred stock, which were automatically cancelled and retired at the effective time of the acquisition. In the case of each share of Monogram’s Series D preferred stock, shareholders received $2.25 in cash, without interest, plus an amount equal to any accrued but unpaid dividends, and in the case of each share of Monogram’s Series E preferred stock, shareholders received $100.00 in cash, without interest. Upon completion of the acquisition, Monogram became a wholly-owned subsidiary of Zimmer Biomet.

We paid approximately $180 million in initial consideration and acquisition-related costs to complete the transaction utilizing cash on hand. The CVRs issued to Monogram common stockholders may result in up to approximately $570 million in additional consideration if certain product development, regulatory and revenue milestones are achieved through 2030. Additional information related to the acquisition of Monogram, such as the fair value of assets and liabilities acquired, has not been provided due to insufficient time to complete the procedures necessary to determine such amounts.

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

Executive Level Overview

Results for the Three and Nine-Month Periods ended September 30, 2025

In the three and nine-month periods ended September 30, 2025, our net sales increased 9.7 percent and 5.9 percent, respectively, when compared to the same prior year periods. Net sales growth was driven by a combination of our Paragon 28 acquisition, market growth, new product introductions, and lower net sales in the prior year periods due to operational challenges fulfilling customer orders as a consequence of a new enterprise resource planning ("ERP") software system implementation. Paragon 28 had a positive impact on our net sales of 3.6 percent and 2.1 percent in the three and nine-month periods ended September 30, 2025, respectively. Additionally, our net sales experienced a positive effect of 1.1 percent and 0.5 percent from changes in foreign currency exchange rates in the three and nine-month periods ended September 30, 2025, respectively.

Our net earnings were $230.9 million and $565.8 million in the three and nine-month periods ended September 30, 2025, respectively, compared to $249.1 million and $664.3 million in the same prior year periods. The decreases in earnings were primarily due to the prior year periods featuring a tax benefit recognized resulting from an agreement with the IRS for tax years 2010-2012; costs in the current year periods related to the Paragon 28 acquisition, including acquisition-related costs and higher interest expense incurred for debt borrowed for the acquisition; and investments made to direct-to-patient marketing and information technology in the current year periods. These increased costs were partially offset by lower restructuring costs due to the timing of our restructuring programs and favorable adjustments related to contingent consideration for previous acquisitions.

2025 Outlook

We expect 2025 full year-over-year revenue growth of 6.7 percent to 7.7 percent in 2025, driven by a combination of Paragon 28 net sales, market growth and new product introductions. We estimate the Paragon 28 acquisition will contribute 2.7 percent to the year-over-year net sales growth. Based on recent foreign currency exchange rates, we expect foreign currency to positively affect year-over-year net sales by 0.5 percent to 1.0 percent. We estimate net earnings will decrease in 2025 when compared to 2024 due to higher acquisition and integration costs, operating expenses and intangible asset amortization related to the Paragon 28 acquisition, higher manufacturing costs caused by inflation, tariffs, higher net interest expense due to higher interest rates and increased borrowings and a higher estimated effective tax rate due to favorable 2024 adjustments that are not expected to recur. These unfavorable items are expected to be partially offset by higher net sales, leverage from fixed operating expenses, ongoing savings from our restructuring plans and lower employee termination and other charges from our restructuring plans.

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

Net Sales by Geography

The following tables present our net sales by geography and the percentage changes (dollars in millions):

	Three Months Ended
	September 30,
	2025	2024	% Inc
United States	$1,164.0	$1,052.3	10.6%
International	837.3	771.9	8.5
Total	$2,001.4	$1,824.2	9.7

	Nine Months Ended
	September 30,
	2025	2024	% Inc
United States	$3,451.4	$3,257.7	5.9%
International	2,536.3	2,397.7	5.8
Total	$5,987.7	$5,655.4	5.9

Net Sales by Product Category

The following tables present our net sales by product category and the percentage changes (dollars in millions):

	Three Months Ended
	September 30,
	2025	2024	% Inc
Knees	$792.4	$745.1	6.3%
Hips	506.2	481.5	5.1
S.E.T.	541.5	454.2	19.2
Technology & Data, Bone Cement and Surgical	161.3	143.4	12.5
Total	$2,001.4	$1,824.2	9.7

	Nine Months Ended
	September 30,
	2025	2024	% Inc
Knees	$2,411.2	$2,334.3	3.3%
Hips	1,538.1	1,479.1	4.0
S.E.T.	1,562.6	1,376.4	13.5
Other	475.9	465.6	2.2
Total	$5,987.7	$5,655.4	5.9

The following tables present our net sales by geography for our Knees and Hips product categories (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Inc	2025	2024	% Inc
Knees
United States	$440.1	$425.4	3.5%	$1,347.8	$1,324.6	1.8%
International	352.3	319.7	10.2	1,063.4	1,009.7	5.3
Total	$792.4	$745.1	6.3	$2,411.2	$2,334.3	3.3
Hips
United States	$264.7	$254.5	4.0%	$801.4	$768.3	4.3%
International	241.5	227.0	6.4	736.6	710.8	3.6
Total	$506.2	$481.5	5.1	$1,538.1	$1,479.1	4.0

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had a positive effect of 8.4 percent and 5.2 percent on year-over-year sales during the three and nine-month periods ended September 30, 2025, respectively. The Paragon 28 acquisition contributed 3.6 percent and 2.1 percent to volume growth in the three and nine-month periods ended September 30, 2025, respectively. In addition, market growth and new product introductions contributed positively to volume and mix trends.

Pricing Trends

Global selling prices had a positive effect of 0.2 percent on year-over-year sales during each of the three and nine-month periods ended September 30, 2025. The majority of countries in which we operate continue to experience pricing pressure from local hospitals, health systems, and governmental healthcare cost containment efforts. However, we have had success in offsetting negative effects of pricing pressure due to internal initiatives and being able to pass some inflationary impacts on to customers.

Foreign Currency Exchange Rates

For the three and nine-month periods ended September 30, 2025, changes in foreign currency exchange rates had a positive effect of 1.1 percent and 0.5 percent on year-over-year sales, respectively. If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a positive impact of 0.5 to 1.0 percent on full-year 2025 sales.

Geography

The 10.6 percent and 5.9 percent net sales growth in the U.S. in the three and nine-month periods ended September 30, 2025, respectively, were driven by the Paragon 28 acquisition and market growth in our Knees, Hips and S.E.T. product categories. The Paragon 28 acquisition contributed 5.0 percent and 2.9 percent to U.S. net sales growth in the three and nine-month periods ended September 30, 2025, respectively. Internationally, net sales increased by 8.5 percent and 5.8 percent during the three and nine-month periods ended September 30, 2025, respectively, when compared to the same prior year periods. These increases were driven by the Paragon 28 acquisition, market growth in most of our international markets and changes in foreign currency exchange rates. The Paragon 28 acquisition contributed 1.8 percent and 1.0 percent to International net sales growth in the three and nine-month periods ended September 30, 2025, respectively. Our International sales were positively affected by 2.6 percent and 1.1 percent due to changes in foreign currency exchange rates in the three and nine-month periods ended September 30, 2025, respectively.

Product Categories

Knees and Hips net sales benefited from market growth and new product introductions in the three and nine-month periods ended September 30, 2025. Changes in foreign currency exchange rates had positive effects of 1.0 percent and 0.3 percent on Knees net sales in the three and nine-month periods ended September 30, 2025, respectively. Changes in foreign currency exchange rates had positive effects of 1.3 percent and 0.6 percent on Hips net sales in the three and nine-month periods ended September 30, 2025, respectively. The S.E.T. net sales increases in the three and nine-month periods ended September 30, 2025, were primarily the result of the Paragon 28 acquisition and growth in our upper extremities and craniomaxillofacial and thoracic products. The Paragon 28 acquisition contributed 14.7 percent and 8.6 percent to S.E.T. net sales growth in the three and nine-month periods ended September 30, 2025, respectively. Technology & Data, Bone Cement and Surgical net sales increased in the three and nine-month periods ended September 30, 2025, due to strong net sales of our ROSA® Robot in the third quarter of 2025.

Expenses as a Percentage of Net Sales

	Three Months Ended			Nine Months Ended
	September 30,		% Inc /	September 30,		% Inc /
	2025	2024	(Dec)	2025	2024	(Dec)
Cost of products sold, excluding intangible asset amortization	27.9%	29.5%	(1.6)%	28.4%	28.4%	-%
Intangible asset amortization	8.8	8.1	0.7	8.2	7.7	0.5
Research and development	5.8	6.1	(0.3)	5.7	5.8	(0.1)
Selling, general and administrative	40.5	38.9	1.6	39.8	38.6	1.2
Restructuring and other cost reduction initiatives	1.1	1.8	(0.7)	1.3	3.5	(2.2)
Acquisition, integration, divestiture and related	(1.7)	0.2	(1.9)	0.9	0.2	0.7
Operating profit	17.6	15.3	2.3	15.8	15.9	(0.1)

Cost of products sold, excluding intangible asset amortization, increased in amount but decreased as a percentage of net sales in the three-month period ended September 30, 2025, when compared to the same prior year period. Lower manufacturing costs, lower excess and obsolete inventory charges due to more efficient use of our inventory and a favorable mix of products being sold contributed to the decline as a percentage of net sales. However, this was partially offset by the costs of tariffs. In the nine-month period ended September 30, 2025, cost of products sold, excluding intangible asset amortization, increased in amount and was flat as a percentage of net sales. Lower excess and obsolete inventory charges due to more efficient use of our inventory and a favorable mix of products being sold contributed to a decline as a percentage of net sales, but were offset by year-to-date higher manufacturing costs caused by inflation and tariffs.

Intangible asset amortization expense increased in amount and as a percentage of net sales in the three and nine-month periods ended September 30, 2025 compared to the same prior year periods due to the Paragon 28 acquisition, other acquisitions and technology-based asset purchases we made in 2024.

R&D expenses increased in amount, but decreased as a percentage of net sales in the three and nine-month periods ended September 30, 2025, when compared to the same prior year periods. The increases in amount were driven by Paragon 28-related R&D expenses and higher spending on certain technology-based projects, but were partially offset by lower spending on our initial compliance with the European Union Medical Device Regulation as we continue to make progress on the approvals of our products. The decreases in R&D expenses as a percentage of net sales were due to our restructuring programs as well as controlling spend as net sales increased.

Selling, general and administrative (“SG&A”) expenses increased in amount and as a percentage of net sales in the three and nine-month periods ended September 30, 2025, when compared to the same prior year periods. The increases were driven by higher net sales, Paragon 28 expenses, investments made in direct-to-patient marketing and information technology, and higher estimated performance-related compensation.

In February 2025 and December of each of 2023, 2021 and 2019, we initiated global restructuring programs. We also have other cost reduction and optimization initiatives that have the goal of reducing costs across the organization. We recognized expenses of $21.4 million and $74.9 million in the three and nine-month periods ended September 30, 2025, respectively, compared to $32.2 million and $198.1 million in the three and nine-month periods ended September 30, 2024, respectively, related to these programs and initiatives. These expenses were primarily related to employee termination benefits, sales agent contract terminations, and consulting and project management expenses associated with these programs, as well as expenses related to other optimization initiatives. The expenses were higher in the 2024 periods when compared to the 2025 periods primarily due to expenses related to the 2023 Restructuring Plan that had just been initiated at the end of 2023 and was larger in scope than the 2025 Restructuring Plan, and lower expenses related to our U.S. and Canada ERP implementation and other initiatives as those are completed. For more information regarding these expenses, see Note 4 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Acquisition, integration, divestiture and related expenses decreased in amount and as a percentage of net sales in the three-month period ended September 30, 2025, when compared to the same prior year period. The decreases in the three-month period ended September 30, 2025, were primarily driven by $55.1 million of net declines in the estimated fair values of contingent consideration due to updated forecasts of net sales from certain acquisitions. Acquisition, integration, divestiture and related expenses increased in amount and as a percentage of net sales in the nine-month period ended September 30, 2025, when compared to the same prior year period primarily due to the acquisition of Paragon 28, but were partially offset by $62.8 million of declines in the estimated fair values of contingent consideration from acquisitions. See Note 7 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report for additional information on significant Paragon 28 expenses incurred.

Other Income, Net, Interest Expense, Net, and Income Taxes

In the three and nine-month periods ended September 30, 2025, we recognized $3.3 million and $10.1 million, respectively, in our other income, net financial statement line item compared to $5.1 million and $7.0 million in the same prior year periods, respectively. Our other income, net financial statement line item is primarily composed of pension-related gains, changes in the value of our investments, and foreign currency exchange rate-related gains and losses and can vary based upon market conditions.

Interest expense, net, increased in the three and nine-month periods September 30, 2025, when compared to the same prior year periods. The increased interest expense was due to higher average debt balances outstanding related to the Paragon 28 acquisition and new borrowings in 2024 that replaced debt with lower interest rates.

In the three and nine-month periods ended September 30, 2025, our effective tax rate (“ETR”) was 17.2 percent and 22.6 percent, respectively, compared to negative 8.2 percent and positive 11.0 percent in each of the three and nine-month periods ended September 30, 2024, respectively. The 17.2 percent and the 22.6 percent ETR in the three and nine-month periods ended September 30, 2025, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations. The negative 8.2 percent and positive 11.0 percent ETR, respectively, in the three and nine-month periods ended September 30, 2024, were primarily driven by a net favorable impact of changes to unrecognized tax benefits. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which generally have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits, appeals, and litigation; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024	2025	2024
Americas	$1,253.5	$1,135.9	$646.5	$605.3	51.6%	53.3%
EMEA	417.0	$376.2	121.8	123.8	29.2	32.9
Asia Pacific	330.9	$312.0	116.6	123.4	35.2	39.6

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024	2025	2024
Americas	$3,731.6	$3,521.7	$1,923.0	$1,881.3	51.5%	53.4%
EMEA	1,327.5	1,253.4	428.9	430.2	32.3	34.3
Asia Pacific	928.7	880.3	328.8	340.0	35.4	38.6

Americas

In the Americas, operating profit increased while operating profit as a percentage of net sales decreased in the three and nine-month periods ended September 30, 2025, when compared to the same prior year periods. Operating profit increased primarily due to the acquisition of Paragon 28, which was partially offset by higher manufacturing costs included in segment operating profit. Operating profit as a percentage of net sales decreased because of the higher manufacturing costs as well as the fact that the operating profit contributed by Paragon 28 is at a lower operating profit margin.

EMEA

In EMEA, operating profit and operating profit as a percentage of net sales decreased in the three and nine-month periods ended September 30, 2025, when compared to the same prior year periods. The decreases were due to higher manufacturing costs included in segment operating profit and higher bad debt expense, as well as the fact that the operating profit contributed by Paragon 28 is at a lower operating profit margin.

Asia Pacific

In Asia Pacific, operating profit and operating profit as a percentage of net sales decreased in the three and nine-month periods ended September 30, 2025, when compared to the same prior year periods. The decreases were due to higher manufacturing costs included in segment operating profit and higher bad debt expense, as well as the fact that the operating profit contributed by Paragon 28 is at a lower operating profit margin.

Liquidity and Capital Resources

As of September 30, 2025, we had $1,292.7 million in cash and cash equivalents. In addition, we had $1.0 billion available to borrow under our 2025 364-Day Credit Agreement, and $1.5 billion available under our 2025 Five-Year Revolving Facility. The terms of the 2025 364-Day Credit Agreement and the 2025 Five-Year Revolving Facility are described further in Note 8 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Sources of Liquidity

Cash flows provided by operating activities were $1,179.7 million in the nine-month period ended September 30, 2025, compared to $993.1 million in the same prior year period. The 2025 period featured lower bonus and restructuring-related payments and favorable timing of accounts payable payments relative to the 2024 period. In addition, the 2024 period featured temporary lower accounts receivable collections due to delayed invoicing from our U.S. and Canada ERP implementation. These favorable items were partially offset by costs related to the closing of the Paragon 28 acquisition and higher tax-related payments.

Cash flows used in investing activities were $1,653.7 million in the nine-month period ended September 30, 2025, compared to $596.9 million in the same prior year period. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio, including new product introductions and optimization of our manufacturing and logistics networks. The decline in property, plant and equipment additions was driven by lower ERP software spend as that project was implemented in the second half of 2024. In the nine-month period ended September 30, 2025, we paid $1,226.3 million, net of cash acquired, for the acquisition of Paragon 28, as well as paid $42.4 million related to the ownership rights or to gain access to various technologies that were recognized as intangible assets. In the nine-month period ended September 30, 2024, we entered into agreements to acquire the ownership rights or gain access to various technologies that were recognized as intangible assets and invested in a debt security.

Cash flows provided by financing activities were $1,223.0 million in the nine-month period ended September 30, 2025, compared to cash flows used in financing activities of $243.9 million in the same prior year period. In the 2025 period, we issued senior notes for proceeds of $2,492.1 million. We used these proceeds, along with cash on hand, for the acquisition of Paragon 28, to redeem $863.0 million of senior notes that were to mature on April 1, 2025, and to repurchase $237.0 million of our common stock. In the 2024 period, we issued senior notes for $700.0 million and used the proceeds, along with cash on hand, to repurchase $795.8 million of our common stock and repay a net $50.0 million under our Uncommitted Credit Facility.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of September 30, 2025, $323.0 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $62.3 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The remaining amount is denominated in currencies of the various countries where we operate. We generally intend to limit distributions from foreign subsidiaries earnings that were previously taxed in the U.S. These previously taxed earnings would not be subject to further U.S. federal tax.

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

Material Cash Requirements from Known Contractual and Other Obligations

At September 30, 2025, we had outstanding debt of $8,112.6 million, of which $600.0 million was classified as current debt. Our current debt consists of $600.0 million of senior notes that mature on January 15, 2026. We believe we can satisfy these debt obligations with cash on hand, cash generated from our operations, by issuing new debt and/or by borrowing on our committed revolving credit facilities.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 8 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In February, May and August 2025, our Board of Directors declared a quarterly cash dividend of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In May 2024, our Board of Directors authorized a $2.0 billion share repurchase program with no expiration date. As of September 30, 2025, $1,020.2 million remained authorized under the program.

As discussed in Note 4 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, we are executing on a 2025 Restructuring Plan, a 2023 Restructuring Plan and a 2019 Restructuring Plan. The 2025 Restructuring Plan is expected to result in total pre-tax charges of approximately $85 million by the end of 2027, of which approximately $43 million was incurred through September 30, 2025. We expect to reduce gross annual pre-tax operating expenses by approximately $95 million relative to the 2024 baseline expenses by the end of 2027 as program benefits under the 2025 Restructuring Plan are realized. The 2023 Restructuring Plan, which was completed as of March 31, 2025, resulted in total pre-tax charges of approximately $117 million. We expect to reduce gross annual pre-tax operating expenses by $175 million to $200 million relative to the 2023 baseline expenses by the end of 2025 as program benefits under the 2023 Restructuring Plan are realized. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $400 million by the end of 2025, of which approximately $388 million was incurred through September 30, 2025. In our original estimates, we expected to reduce gross annual pre-tax operating expenses by approximately $180 million to $280 million relative to the 2019 baseline expenses by the end of 2023 as benefits under the 2019 Restructuring Plan were realized. Our latest estimates indicate that we will be near the low end of that range, and the full benefits will not be realized until we complete the closure of a manufacturing facility, which is expected to occur in the fourth quarter of 2025.

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

As discussed in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters. We estimate the total liabilities for all litigation matters was $146.6 million as of September 30, 2025. However, litigation is inherently uncertain, and upon resolution of any of these uncertainties, we may incur charges in excess of these estimates, and may in the future incur other material judgments or enter into other material settlements of claims. We expect to pay these liabilities over the next few years. Additionally, we have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $325 million.

On October 7, 2025, we completed the acquisition of all outstanding shares of Monogram. We paid approximately $180 million in initial consideration and acquisition-related costs to complete the transaction utilizing cash on hand. Additionally, CVRs issued to Monogram common stockholders may result in up to approximately $570 million in additional consideration if certain product development, regulatory and revenue milestones are achieved through 2030.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 2 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

The preparation of our financial statements is affected by the selection and application of accounting policies and methods, and also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the nine-month period ended September 30, 2025 to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
•
control of costs and expenses;
•
risks related to the ability to realize the anticipated benefits of our acquisitions, including the possibility that the expected benefits from such transactions will not be realized or will not be realized within the expected time period;
•
the risk that acquired businesses will not be integrated successfully;
•
the effects of business disruptions affecting us, our suppliers, customers or payors, either alone or in combination with other risks on our business and operations;
•
the risks and uncertainties related to our ability to successfully integrate the operations, products, service providers, agents, employees, sales representatives and distributors of acquired companies;
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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As part of the integration process of Paragon 28, we are transitioning Paragon 28 to our accounting policies and processes. As part of this transition, we are enhancing the internal controls of Paragon 28 to align with our framework of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three-month period ended September 30, 2025, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in rules of the Securities and Exchange Commission.

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

The Registrant agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the SEC, upon request, a copy of each instrument with respect to long-term debt of the Registrant or its consolidated subsidiaries.

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

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: November 5, 2025	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Chief Financial Officer and Executive Vice President - Finance, Operations and Supply Chain
(Principal Financial Officer)

Date: November 5, 2025	By:	/s/ Paul Stellato
Paul Stellato
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)