Form 10-K
period 2025-12-31
ZIMMER BIOMET HOLDINGS, INC.
filed 2026-02-20
CIK 1136869

I have

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2025

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

The aggregate market value of shares held by non-affiliates was $18,023,763,265 (based on the closing price of these shares on the New York Stock Exchange on June 30, 2025 and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 10, 2026, 195,652,004 shares of the registrant’s $.01 par value common stock were outstanding.

Documents Incorporated by Reference

Document	Form 10-K
Portions of the Proxy Statement with respect to the 2026 Annual Meeting of Stockholders	Part III

ZIMMER BIOMET HOLDINGS, INC.

ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of federal securities laws, including, among others, statements regarding sales and earnings guidance and any statements about our expectations, plans, intentions, strategies or prospects. We generally use the words “may,” “will,” “can,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “sees,” “seeks,” “should,” “could,” “would,” “predicts,” “potential,” “strategy,” “future,” “opportunity,” “work toward,” “intends,” “guidance,” “confidence,” “position,” “design,” “strive,” “continue,” “look forward to” and similar expressions to identify forward-looking statements. All statements other than statements of historical or current fact are, or may be deemed to be, forward-looking statements. Such statements are based upon the current beliefs, expectations and assumptions of management and are subject to significant risks, uncertainties and changes in circumstances that could cause actual outcomes and results to differ materially from the forward-looking statements. These risks, uncertainties and changes in circumstances include, but are not limited to: competition; pricing pressures; dependence on new product development, technological advances and innovation; changes in customer demand for our products and services caused by demographic changes, obsolescence, development of different therapies or other factors; our ability to attract, retain, develop and maintain adequate succession plans for the highly skilled employees, senior management, independent agents and distributors we need to support our business; the transformation of our sales and distribution network in the U.S. and other markets; shifts in the product category or regional sales mix of our products and services; the risks and uncertainties related to our ability to successfully execute our restructuring plans; risks and uncertainties relating to our ability to successfully execute on our product portfolio rationalization plans; control of costs and expenses; risks related to the ability to realize the anticipated benefits of our acquisitions, including the possibility that the expected benefits from such transactions will not be realized or will not be realized within the expected time period; the risk that acquired businesses will not be integrated successfully; the effects of business disruptions affecting us, our suppliers, customers or payors, either alone or in combination with other risks on our business and operations; the risks and uncertainties related to our ability to successfully integrate the operations, products, service providers, agents, employees, sales representatives and distributors of acquired companies; the effect of the potential disruption of management’s attention from ongoing business operations due to integration matters related to mergers and acquisitions; the effect of mergers and acquisitions on our relationships with customers, suppliers and lenders and on our operating results and businesses generally; unplanned delays, disruptions and expenses attributable to our enterprise resource planning and other system updates; the ability to form and implement alliances; dependence on a limited number of suppliers for key raw materials and other inputs and for outsourced activities; the risk of disruptions in the supply of materials and components used in manufacturing or sterilizing our products; breaches or failures of our (or of our business partners’ or other third parties’) information technology systems or products, including by cyber attack, unauthorized access or theft; the outcome of government investigations; the impact of healthcare reform and cost containment measures, including efforts sponsored by government agencies, legislative bodies, the private sector and healthcare purchasing organizations, through reductions in reimbursement levels, repayment demands and otherwise; the effects of natural disasters, or of legal, regulatory or market measures to address natural disasters; the effects of our commitments, goals and disclosures relating to corporate responsibility matters; the impact of substantial indebtedness on our ability to service our debt obligations and/or refinance amounts outstanding under our debt obligations at maturity on terms favorable to us, or at all; changes in tax obligations arising from examinations by tax authorities and from changes in tax laws in jurisdictions where we do business, including as a result of the “base erosion and profit shifting” project undertaken by the Organisation for Economic Co-operation and Development and otherwise; challenges to the tax-free nature of the ZimVie Inc. spinoff transaction and the subsequent liquidation of our retained interest in ZimVie Inc.; the risk of additional tax liability due to the recategorization of our independent agents and distributors to employees; changes in tariffs relating to imports to the U.S. and other countries; the risk that material impairment of the carrying value of our intangible assets, including goodwill, could negatively affect our operating results; changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations; changes in general industry and market conditions, including domestic and international growth, inflation and currency exchange rates; the domestic and international business impact of political, social and economic instability, tariffs, trade restrictions and embargoes, sanctions, wars, disputes and other conflicts, including on our ability to operate in, export from or collect accounts receivable in affected countries; challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration (“FDA”) and other government regulators relating to medical products, healthcare fraud and abuse laws and data privacy and cybersecurity laws; the success of our quality and operational excellence initiatives; the ability to remediate matters identified in inspectional observations issued by the FDA and other regulators, while continuing to satisfy the demand for our products; product liability, intellectual property and commercial litigation losses; and the ability to obtain and maintain adequate intellectual property protection.

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

PART I

Item 1. Business

Overview

Zimmer Biomet is a global medical technology leader with a comprehensive portfolio designed to maximize mobility and improve health. We design, manufacture and market orthopedic reconstructive products; sports medicine, biologics, extremities and trauma products; craniomaxillofacial and thoracic (“CMFT”) products; bone cement; surgical products; and a suite of integrated digital and robotic technologies that leverage data, data analytics and artificial intelligence. We collaborate with healthcare professionals around the globe to advance the pace of innovation. Our products and solutions help treat patients suffering from disorders of, or injuries to, bones, joints or supporting soft tissues. Together with healthcare professionals, we help millions of people live better lives. In this report, “Zimmer Biomet,” “we,” “us,” “our,” “the Company” and similar words refer collectively to Zimmer Biomet Holdings, Inc. and its subsidiaries. “Zimmer Biomet Holdings” refers to the parent company only.

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

We market and sell products through two principal channels: 1) direct to healthcare institutions, such as hospitals and ambulatory surgery centers, referred to as direct channel accounts; and 2) through stocking distributors and healthcare dealers. With direct channel accounts and some healthcare dealers, inventory is generally consigned to sales agents or customers. With sales to stocking distributors, some healthcare dealers and some hospitals, and at times to some direct channel accounts, title to product typically passes upon shipment. Consignment sales represented approximately 85 percent of our net sales in 2025. No individual customer accounted for more than 2 percent of our net sales for 2025.

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

In response to the different healthcare systems throughout the world, our sales and marketing strategies and organizational structures differ by country and region. We utilize a global approach to sales force training, marketing and medical education to provide consistent, high quality service. Additionally, we keep current with key surgical developments and other issues related to orthopedic surgeons, neurosurgeons, other specialists, and the medical procedures they perform.

We allocate resources to achieve our operating profit goals through three regional operating segments. Our operating segments are comprised of the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific. The following is a summary of our operating segments. See Note 18 to our consolidated financial statements for more information regarding our segments.

Americas. The Americas operating segment is our largest operating segment. This segment is comprised principally of the U.S. and includes other North, Central and South American markets. The U.S. accounted for approximately 95 percent of net sales in this region in 2025. The U.S. sales force historically has consisted of a combination of employees and independent sales agents, most of whom sell products exclusively for Zimmer Biomet. We recently commenced a multi-year initiative to convert substantial portions of our U.S. sales force from their status as independent sales agents to becoming our employees. The sales force in the U.S. receives a commission on product sales and is responsible for many operating decisions and costs.

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

EMEA. The EMEA operating segment is our second largest operating segment. France, Germany, Italy, Spain and the United Kingdom (the “UK”) collectively accounted for approximately 50 percent of net sales in the region in 2025. This segment also includes other key markets, including Switzerland, Benelux, Nordic, Central and Eastern Europe, the Middle East and Africa. Our sales force in this segment is comprised of direct sales associates, commissioned agents, independent distributors and sales support personnel. In most European countries, healthcare is sponsored by the government and therefore government budgets impact healthcare spending, which can affect our sales in this segment.

Asia Pacific. The Asia Pacific operating segment includes key markets such as Japan, China, Australia, New Zealand, Korea, Taiwan, India, Thailand, Singapore, Hong Kong and Malaysia. Japan is the largest market within this segment, accounting for approximately 50 percent of the region’s net sales in 2025. In Japan and most countries in the Asia Pacific region, we maintain a network of dealers, who act as order agents on behalf of hospitals in the region, and sales associates, who build and maintain relationships with orthopedic surgeons and neurosurgeons in their markets. The knowledge and skills of these sales associates play a critical role in providing service, product information and support to surgeons. In certain countries of this region, healthcare is sponsored by governments.

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

Products

Our products include orthopedic reconstructive products; sports medicine, biologics, extremities and trauma products; CMFT products; bone cement; surgical products; and a suite of integrated digital and robotic technologies.

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

HIPS

Total hip replacement surgeries replace both the head of the femur and the socket portion of the pelvis (acetabulum) of the natural hip. Hip procedures include first-time, or primary, joint replacement as well as revision procedures. Hip implant procedures involve the use of bone cement to attach or affix the prosthetic components to the surrounding bone, or are press-fit into bone, which means that they have a surface that bone affixes to through either ongrowth or ingrowth technologies. Our significant hip brands include the Taperloc® Hip System, Avenir Complete® Hip System, Z1® Hip Implant, Arcos® Modular Hip System, and G7® Acetabular System. Our ROSA® Robot is also utilized in hip procedures.

S.E.T.

Our S.E.T. product category includes sports medicine, biologics, foot and ankle, upper extremities, trauma and CMFT products. Our sports medicine products are primarily for the repair of soft tissue injuries, most commonly used in the knee and shoulder. Sports medicine products represented 12 percent of our S.E.T. product category net sales in 2025. Our biologics products are used as early intervention for joint preservation or to support surgical procedures. Biologics products represented 5 percent of our S.E.T. product category net sales in 2025. Our foot and ankle and upper extremities products are designed to treat arthritic conditions and fractures in the foot, ankle, shoulder, elbow and wrist. Our foot and ankle products represented 12 percent of our S.E.T. product category net sales in 2025. Our upper extremities products represented 30 percent of our S.E.T. product category net sales in 2025. Our trauma products are used to stabilize damaged or broken bones and their surrounding tissues to support the body’s natural healing process. Trauma products represented 20 percent of our S.E.T. product category net sales in 2025. Our CMFT product division includes face and skull reconstruction products as well as products that fixate and stabilize the bones of the chest in order to facilitate healing or reconstruction after open heart surgery, trauma or for deformities of the chest. CMFT products represented 21 percent of our S.E.T. product category net sales in 2025. Our significant S.E.T. brands include the JuggerKnot® Soft Anchor System, Gel-One® Cross-linked Hyaluronate, Gorilla® Ankle Fracture Plating System, Comprehensive® Shoulder, Natural Nail® System, and SternaLock® System. Gel-One® is a registered trademark of Seikagaku Corporation. Our ROSA® Robot is also utilized in shoulder procedures.

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

Our primary research and development facilities are located in Warsaw, Indiana; Montreal, Quebec, Canada; Denver, Colorado; Jacksonville, Florida; Austin, Texas; Zug, Switzerland and Beijing, China. We have other research and development personnel based in other locations both within and outside the U.S. As of December 31, 2025, we employed approximately 2,000 research and development employees worldwide.

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

We are subject to FDA Quality Management System regulations governing design and manufacturing practices, testing, manufacturing quality assurance, labeling and record keeping and reporting requirements for our products, which apply both to our own and to our third-party manufacturers' operations. We are required to establish a quality system by which we monitor our (and our third-party manufacturers') manufacturing processes and maintain records that show compliance with FDA regulations and manufacturers' written specifications and procedures.

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

The European Union (the “EU”) has adopted the European Medical Device Regulation (the “EU MDR”), which created a single set of medical device regulations for products marketed in all member countries. The EU MDR took effect in May 2021, replacing the European Medical Device Directive (the “MDD”). The EU MDR imposes significant additional premarket and post-market requirements. Products currently certified per the MDD regulations must be certified to the new EU MDR regulation prior to December 2027 or December 2028, depending upon the device’s risk class. The UK additionally is in the process of creating secondary legislation to implement the future medical device regulations. The first piece of the Statutory Instrument (“SI”) for post-market surveillance requirements was released in January 2025 with further SIs planned to be released later in 2026 and in 2027. These SIs will form part of the new medical device regulatory framework (the “UK MDR”) following its exit from the European Union. The UK, in the meantime, continues to allow products meeting the current EU regulations to be marketed through June 2028 for EU MDD and EU Active Implantable Medical Devices or through June 2030 for EU MDR devices.

Our quality management system is based upon the requirements of ISO 13485, the FDA Quality Management System regulations, the MDD, the EU MDR and other applicable regulations for the markets in which we sell. Our principal manufacturing sites are certified to ISO 13485 and audited at regular intervals. Additionally, our principal sites are certified under the Medical Device Single Audit Program (“MDSAP”), a voluntary audit program developed by regulatory authorities in Australia, Brazil, Canada, Japan, and the United States to assess compliance with the quality management system regulatory requirements of those countries. MDSAP audits are conducted by an MDSAP-recognized auditing organization and can fulfill the needs of the participating regulatory jurisdictions, replacing standard surveillance audits by the regulatory authorities in those countries.

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

Data Privacy, Cyber and Artificial Intelligence Laws

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

Human Capital

As of December 31, 2025, we employed approximately 17,000 employees worldwide, including approximately 2,000 employees dedicated to research and development. Approximately 7,000 employees are located within the U.S. and approximately 10,000 employees are located outside of the U.S., primarily throughout Europe and in Japan and China. We have approximately 6,000 employees dedicated to manufacturing our products worldwide.

Our mission is to alleviate pain and improve the quality of life for people around the world. Our commitment to patients shapes all day-to-day decisions at Zimmer Biomet. To be able to accomplish our mission, we have established guiding principles. These guiding principles are central to our human capital management policies and practices. The guiding principles are:

•
Respect and show gratitude for the contributions and diverse perspectives of others
•
Commit to the highest standards of patient safety, quality and integrity
•
Focus our resources in areas where we will make a difference
•
Ensure the company’s return is equivalent to the value we provide our customers and patients
•
Give back to our communities and people in need.

Team Member Inclusion

Our team member inclusion efforts are intended to identify, attract and retain talent for our business. Our eight global employee resource groups (“ERGs”) are open to all team members and have substantial participation with membership representing approximately 15 percent of our workforce. Our ERGs also receive funding from the Zimmer Biomet Foundation, Inc. to support communities and partnerships aligned to our Mission.

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

We are also intensely focused on the health and safety of our team members in the workplace. Our environmental, health and safety team constantly monitors various metrics to ensure we are providing a safe environment in which to work. In 2025, our Total Recordable Incident Rate was 0.22 and our Lost Time Incident Rate was 0.10. These results are shared with relevant regulatory agencies as required and presented to our Board of Directors.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 13, 2026.

Name	Age	Position
Ivan Tornos	50	Chairman, President and Chief Executive Officer
Jehanzeb Noor	44	Senior Vice President, Chief Strategy, Business Development, Innovation and Transformation Officer
Chad Phipps	54	Senior Vice President, Chief Legal and Corporate Affairs Officer and Secretary
Paul Stellato	51	Vice President, Controller and Chief Accounting Officer
Kevin Thornal	52	Group President, Global Businesses and the Americas

Suketu Upadhyay	56	Chief Financial Officer and Executive Vice President - Finance, Operations and Supply Chain
Wilfred van Zuilen	56	Group President, Europe, Middle East and Africa
Lori Winkler	64	Senior Vice President, Chief Human Resources Officer
Sang Yi	63	Group President, Asia Pacific

Mr. Tornos was appointed Chairman of the Board in May 2025. He was appointed President and Chief Executive Officer and a member of the Board of Directors in August 2023. Previously, he served as the Company’s Chief Operating Officer since March 2021, as Group President, Global Businesses and the Americas from December 2019 until March 2021, and as Group President, Orthopedics from joining the Company in November 2018 until December 2019. Prior to joining Zimmer Biomet, Mr. Tornos served as Worldwide President of the Global Urology, Medical and Critical Care Divisions of Becton, Dickinson and Company (“BD”) (and previously, C. R. Bard, Inc. (“Bard”)) from June 2017 until October 2018. From June 2017 until BD’s acquisition of Bard in December 2017, Mr. Tornos also continued to serve as President, EMEA of Bard, a position to which he was appointed in September 2013. Mr. Tornos joined Bard in August 2011 and, prior to his appointment as President, EMEA, served as Vice President and General Manager with leadership responsibility for Bard’s business in Southern Europe, Central Europe and the Emerging Markets Region of the Middle East and Africa. Before joining Bard, Mr. Tornos served as Vice President and General Manager of the Americas Pharmaceutical and Medical/Imaging Segments of Covidien International from April 2009 to August 2011. Before that, he served as International Vice President, Business Development and Strategy with Baxter International Inc. from July 2008 to April 2009 and, prior to that, Mr. Tornos spent 11 years with Johnson & Johnson in positions of increasing responsibility. He has also served as a member of the board of directors at PHC Holdings Corporation since September 2021.

Mr. Noor was appointed Senior Vice President, Chief Strategy, Business Development, Innovation and Transformation Officer in January 2026, after being appointed Senior Vice President, Chief Strategy, Innovation and Business Development Officer in March 2025. In his role, he is responsible for leading strategy development and execution; overseeing all facets of M&A; identifying short- and long-term organic and inorganic growth opportunities; and leading enterprise-wide transformation. In addition, he oversees the research and product development organizations, inclusive of new product and service development, partnership and ecosystem development and platform technologies. Prior to joining Zimmer Biomet in March 2025, Mr. Noor served as President and Managing Director for Europe, Africa and Asia at Trivium starting in August 2022 and was CEO of Smiths Medical from July 2019 through January 2022. He also previously held roles of increasing responsibility at Amcor, McKinsey (Partner), Ford Motor Company and Constellation Energy Commodities Group. Mr. Noor holds a Master of Science with a focus on Product Design and Operations Management, a Bachelor of Science in Finance and a Bachelor of Science in Mechanical Engineering, all from the Massachusetts Institute of Technology.

Mr. Phipps was appointed Senior Vice President, Chief Legal and Corporate Affairs Officer and Secretary in January 2026. He has global responsibility for the Company’s Legal Affairs and he serves as Secretary to the Board of Directors. Mr. Phipps also oversees the Company’s compliance, communications, corporate social responsibility and government affairs activities. Previously, Mr. Phipps served as the Company’s Senior Vice President, General Counsel and Secretary from May 2007 to January 2026 and as Associate General Counsel and Corporate Secretary from December 2005 to May 2007. He joined the Company in September 2003 as Associate Counsel and Assistant Secretary. Prior to joining the Company, he served as Vice President and General Counsel of L&N Sales and Marketing, Inc. in Pennsylvania and he practiced law with the firm of Morgan, Lewis & Bockius in Philadelphia, focusing on corporate and securities law, mergers and acquisitions and financial transactions.

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

Mr. Thornal was appointed Group President, Global Businesses and the Americas in July 2025. Prior to joining the Company, Mr. Thornal served as President and Chief Executive Officer of Nevro Corp. from April 2023, and as a member of its Board of Directors from May 2023, until the completion of its acquisition by Globus Medical, Inc. in April 2025. He previously served as the Group President of Global Diagnostic Solutions at Hologic, Inc. (“Hologic”) from April 2022 to April 2023. Mr. Thornal served in several leadership positions with increasing levels of responsibility at Hologic from 2014 to April 2023. Prior to Hologic, Mr. Thornal held several roles of increasing responsibility at Stryker Corp. from 2004 to 2014 in sales, marketing, and business development.

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

Ms. Winkler was appointed Senior Vice President, Chief Human Resources Officer in March 2021, after joining Zimmer Biomet as Group Vice President of Human Resources in February 2020. Prior to joining Zimmer Biomet, she served Cardinal Health, Inc. as a Worldwide Vice President of Human Resources in the Medical Segment from November 2016 through January 2020. Before joining Cardinal Health, Ms. Winkler served more than 20 years with Johnson and Johnson, including its subsidiary companies DePuy and Cordis, most recently as Global Head, Human Resources Global Finance from April 2011 through November 2016. She has served as an independent voting member of the board of directors of Family Promise, Inc., a 501(c)(3) charity focused on housing and homelessness, since August 2022.

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

Competition within our markets is primarily on the basis of technology, innovation, quality, reputation, customer service and pricing. In markets outside of the U.S., other factors influence competition as well, including local distribution systems, complex regulatory environments, differing medical philosophies and differing product preferences, including policy-driven preferences for local manufacturers. Our competition may have, and at times does have, greater financial, marketing, technical and other resources than us; respond more quickly to new or emerging technologies; undertake more extensive marketing campaigns; operate more effective planning, manufacturing, sales and distribution channels; adopt more aggressive pricing policies; or be more successful in attracting potential customers, employees and strategic partners. Additionally, our customers’ needs often vary depending on their sites of care, such as hospitals, hospital systems, ambulatory surgical centers and doctors’ offices, and certain of our competitors have better capabilities to serve certain sites of care than we do. We also face competition from pharmaceutical and other therapies that may be more attractive than, or have other benefits over, our products, or that could affect the frequency, progressions or symptoms of diseases and conditions that our products treat. Any of these factors, alone or in combination, could cause us to have difficulty maintaining or increasing sales of our products or otherwise have an adverse effect on our business and financial results.

Our products may become obsolete, customers may not buy our products, and our revenue and profitability may decline without the timely introduction of new products and enhancements, due to changes in markets, changes in our strategy, or due to changes in applicable standards of care.

Demand for our products may change, in certain cases, in ways we may not anticipate because of evolving customer needs, changing demographics, changing industry growth rates, declines in the musculoskeletal implant market, the introduction of competing products and technologies, changes to our strategy, the emergence of alternative treatment methods, evolving surgical philosophies and evolving industry standards. Our products may become obsolete without the timely introduction of new products and enhancements or due to changes in applicable standards of care. If that happens, our revenue and operating results would suffer. The success of our new and enhanced product offerings will depend on several factors, including our ability to properly identify and anticipate customer needs; commercialize new products in a timely manner; manufacture and deliver instruments and products on time and in sufficient volumes; differentiate our offerings from competitors’ offerings; achieve positive clinical outcomes for new products; satisfy the increased demands by healthcare payors, providers and patients for shorter hospital stays, faster post-operative recovery and lower-cost procedures; innovate and develop new materials, product designs and surgical techniques; and provide adequate medical education relating to new products.

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

Additionally, certain of our key employees and third parties have detailed knowledge of our products and instruments and have developed professional relationships with existing and potential customers due to this knowledge. Recent legal and regulatory changes may affect our ability to enforce post-termination obligations from certain employees and third parties with respect to non-competition, non-solicitation and protection of confidential information, which may negatively impact our ability to retain key employees and third-party distributors and to protect our information and relationships with our customers.

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

We are transforming aspects of our sales and distribution network and go-to-market model in the U.S. and certain other markets, and these efforts may not be successful and they involve risks and challenges that may adversely impact our business, results of operations and financial condition.

We are converting substantial portions of our U.S. sales force from independent distributors and sales representatives to our employees in a multi-year initiative. We are also increasing product category specialization and focus across our U.S. sales force, which may lead to disruptions for our sales personnel. We may not successfully execute or manage this transformation and transition, which could materially and adversely affect our business, results of operations and financial condition. These transformative actions present significant operational, legal, financial and cultural challenges and require effective planning and execution across recruiting, onboarding, training, systems integration, compensation, compliance and management. We could experience operational disruptions, increased costs and reduced sales, and we may lose key sales personnel, including high-performing distributors, sales leaders and sales representatives, to competitors if they decline employment with us or depart following the transition. Any such departures could lead to loss of customer relationships, sales coverage gaps, diminished sales effectiveness and lower net sales. Even if we are able to retain key personnel, we expect to experience disruption to our U.S. sales force as roles, territories, product category sales coverage, compensation structures, incentive plans, reporting lines, systems and processes change, which could reduce morale, productivity and continuity in customer engagement, which could adversely affect our business, results of operations and financial condition. Additionally, competitors are attempting, and may continue to attempt, to recruit our sales personnel (whether independent or employed) and target our customer relationships during and after the transition. The magnitude and duration of these impacts are uncertain and may be exacerbated by macroeconomic conditions, competition or other factors.

We are additionally making certain changes to our sales force and go-to-market models in certain other countries in an effort to optimize our commercial strategies and improve our performance on a consistent basis in those markets. We are separately tailoring the nature, timing and scale of the changes to the requirements of individual markets, and do not expect the changes to be uniform. Throughout the transition to this new model in certain emerging markets, we expect revenue performance to be inconsistent as we negotiate with the displaced distributors, execute initial stocking orders with the new platform distributors and allow the platform distributors to coordinate with their sub-distributor network. Each market’s transformation efforts present significant operational, legal, financial and cultural challenges and risks that are similar to those found in our above-described U.S. sales force transformation efforts, which risks may be magnified by the complexity of implementing different changes across multiple markets in parallel. The change in go-to-market strategy, outcome of existing litigation and the potential for additional litigation could have a material adverse impact on our financial results in the impacted markets.

Our restructuring programs may not be successful or we may not fully realize the expected cost savings and/or operating efficiencies from our restructuring initiatives.

We have initiated a series of restructuring programs to reduce costs, improve efficiency, spin off certain businesses, and prioritize investments in higher-priority growth operations. Restructuring initiatives involve complex plans and actions that may include, or result in, workforce reductions, plant closures and/or consolidations, product portfolio rationalizations and asset impairments. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiencies during transitional periods. Restructuring initiatives present risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including higher than anticipated costs in implementing our restructuring programs, as well as management distraction. For more information on our restructuring programs, see Note 4 to our consolidated financial statements. If we fail to achieve some or all of the expected benefits of our restructuring programs, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Our product portfolio rationalization activities may not be successful or we may not fully realize the expected cost savings and/or operating efficiencies from our portfolio rationalization initiatives.

We are rationalizing our product portfolio to streamline our operations, enhance focus on strategic offerings, and improve cost efficiency. Effective management of our product portfolio is a complex process requiring consideration of different regulatory requirements and approvals, preferences for different surgical techniques, reimbursement rates and other factors. Product portfolio rationalization may lead to the loss of product breadth valued by customers, potential disruption in customer relationships, and reduced sales in affected categories. It may also create transitional inefficiencies, including supply chain adjustments, inventory imbalances and challenges in forecasting demand for remaining products. These activities can divert management attention and resources away from other strategic priorities and may result in higher-than-expected costs, higher-than-expected inventory obsolescence, asset impairments or delays in achieving anticipated benefits. If our product portfolio rationalization efforts do not yield the expected operational improvements, cost savings, or market focus, or if such changes are not well-received by customers, our competitive position, business, financial condition, results of operations, and cash flows could be adversely affected.

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
•
unforeseen difficulties related to entering markets for which, or geographic regions where, we do not have prior experience;
•
potential loss of key employees and key third parties;
•
unforeseen risks and liabilities associated with businesses acquired, including any unknown vulnerabilities in acquired technology, compromises of acquired data or noncompliance with laws and regulations; and/or
•
inability to generate sufficient revenue or realize sufficient cost savings to offset acquisition or investment costs.

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

We and our third-party manufacturers have manufacturing sites all over the world. In some instances, however, the manufacturing of certain of our product lines is concentrated in one or a few plants which are concentrated in a single country or region. Damage to one or more facilities or related operations from weather or natural disaster-related events, vulnerabilities in technology, cyber attacks against our or our business partners’ information systems, issues in manufacturing arising from failure to follow specific internal protocols and procedures, compliance concerns relating to the Quality System Regulation (“QSR”) and Good Manufacturing Practice requirements, equipment breakdown or malfunction, reductions in operations and/or worker absences, trade impediments, international sanctions, wars or other factors has in the past adversely affected, and could in the future adversely affect, the ability to manufacture and distribute our products. If we suffer, or a critical supplier suffers, a manufacturing interruption, we may be unable to move quickly to alternate means of producing or acquiring affected products or to meet customer demand, and alternative sources of supply may not be adequate to accommodate sudden increases in demand. We have experienced such interruptions previously (including in connection with our enterprise resource planning system implementation which negatively impacted distribution of our products in 2024), and we may experience such interruptions in the future. In the event of a significant interruption, for example, as a result of our or a supplier’s failure to follow regulatory protocols and procedures or as a result of a bankruptcy, we (or our suppliers) may experience lengthy delays in resuming production of affected products due primarily to the need for additional regulatory approvals. The global supply chain has been and continues to be negatively impacted by a variety of macro factors which have, in part, resulted in challenges to meet end market demand in some instances. As a result, we may experience lost sales, which we may be unable to recover, loss of market share, which we may be unable to recapture, and/or harm to our reputation, which could adversely affect our business, financial condition and results of operations.

Challenges integrating, transitioning and implementing a new enterprise resource planning ("ERP") system have adversely affected our business and operations, and may in the future have further adverse effects.

As a result of technology initiatives, changes in our system platforms and the ongoing integration of business acquisitions, we have been consolidating and integrating the ERP systems that we operate. ERP consolidation and integration programs are highly complex, require substantial management and financial resources, and may adversely affect our ability to process and/or fulfill orders, provide customer service, send and collect invoices, manage our contracts, manage our distribution network, provide financial information or otherwise run our business, in a timely manner or at all, or without incurring additional expenses or disruption. For example, during 2024, we experienced unanticipated challenges during an Americas ERP transition that disrupted our ability to fulfill customer orders during the second half of fiscal 2024, which caused adverse consequences including disruption to our ability to distribute product, difficulty in meeting customer demand, productivity declines, delays in invoicing customers, increased ERP system costs and loss of customers and sales. Additional disruptions, delays or deficiencies in the transition, design, and implementation of our ERP systems, particularly any disruptions, delays or deficiencies that impact our operations, could again in the future have a material adverse effect on our business and financial condition and results of financial operations.

Disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products by us or third-party suppliers could adversely affect our business, financial condition and results of operations.

We purchase many of the materials and components used in manufacturing our products from third-party suppliers, and we outsource some key manufacturing activities. Certain of these materials and components and outsourced activities can only be obtained from a single source or a limited number of sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases, we may not be able to establish additional or replacement suppliers for such materials or components or outsourced activities in a timely or cost effective manner, due to market constraints or as a result of FDA or other worldwide regulations that require validation of materials and components prior to their use in our products and the complex nature of our and many of our suppliers' manufacturing processes and the need for clearance or approval of significant changes by FDA and other worldwide regulatory bodies prior to implementation. A reduction or interruption in the supply of materials or components used in manufacturing our products, such as due to loss of access to one or more suppliers; an inability to timely develop and validate alternative sources if required; or a significant increase in the price of such materials or components, could adversely affect our business, financial condition and results of operations.

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

Our information systems, and those of third parties with whom we contract, require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information technology, evolving system and regulatory standards, changing threats and vulnerabilities, and the increasing need to protect data including patient, customer and Confidential Information. In addition, given their size and complexity, these systems are vulnerable to service interruptions and to security breaches from inadvertent or intentional actions by our employees, third party suppliers and/or business partners, and from cyber attacks by malicious third parties attempting to gain unauthorized access to our products, systems or Confidential Information.

Further, our use of artificial intelligence and machine learning in our infrastructure and products exposes us to a variety of threats, risks and uncertainties, including with respect to changing laws and regulations regarding the use of such technologies; the risks of inaccuracies, errors and interruptions affecting business processes supported by artificial intelligence; the risks of inaccuracies, errors and interruptions to our products and services using artificial intelligence, which could result in harm to patients or other adverse outcomes; and the variety of risks associated with any other use of information technology, including risks relating to data privacy and access, interruption, compliance, implementation and other factors.

Like other large multi-national corporations, we and the third parties with whom we contract regularly experience cyber attacks, certain of which (including email phishing attacks on our email systems) have been successful, and we expect to continue to be subject to such attacks. These attacks may include phishing, state-sponsored cyber attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents. Evolving artificial intelligence and machine learning tools continue to improve the capabilities of cyber attackers. In addition, as a result of our adoption of remote work arrangements in many positions, a significant number of our employees who are able to work remotely are doing so, which exposes us to additional cybersecurity risks. Our cybersecurity program, incident response efforts, business continuity procedures and disaster recovery planning may not be sufficient for all eventualities. If we (or third parties with whom we contract) fail to maintain or protect our information systems and data integrity effectively, we could:

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

Cyber attacks are becoming more sophisticated, frequent and adaptive, and therefore, despite our efforts, we cannot assure that cybersecurity incidents or data breaches will not occur or that technology or information system issues will not arise in the future. Any significant breakdown, intrusion, breach, interruption, corruption or destruction of these systems could have a material adverse effect on our business and reputation and could materially adversely affect our results of operations and financial condition.

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

Initiatives to limit the growth of general healthcare expenses and hospital costs are ongoing in the markets in which we do business, and we have experienced downward pressure on product pricing and other effects of healthcare reform in our international markets. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing. For example, China has implemented volume-based procurement (“VBP”) processes designed to reduce medical spending, which have in the past resulted in, and could in the future result in, reduced margins on covered devices and products, required renegotiation of distributor arrangements, and incurrence of inventory-related charges. “Buy local” initiatives have in the past resulted in, and could in the future result in, reduced demand for our products, as well as reduced margins on covered devices and products, required renegotiation of distributor arrangements and incurrence of inventory-related charges. Similarly, the Italian Public Administration implemented a “Pay Back” law to obtain reimbursement from the medical device industry to contribute to government overspending on medical devices beginning in 2015 and a “Fund for the Government of Medical Devices” applicable to revenues relating to medical devices, large medical equipment and in vitro diagnostic devices commencing in 2024. Additional cost reduction and recovery strategies are likely to be proposed in various jurisdictions, the effects of which are difficult to predict, but may have a material adverse effect on our sales and results of operations.

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

Natural disasters, or legal, regulatory or market measures to address natural disasters, could materially adversely affect our business and financial results.

Natural disasters present risks to our business and financial results which are difficult to predict and address. We face current and long-term operational risks and have in the past experienced business interruptions from severe weather events and other natural conditions, such as hurricanes, tornadoes, droughts, extreme temperatures, wildfires or flooding. Such severe weather events and other natural disasters have in the past and could in the future increase our operational costs, pose physical risks to our facilities, cause population dislocations and adversely impact our supply chain, manufacturing and distribution networks, and pose risks to the availability and cost of raw materials, components, energy, transportation or other inputs necessary for the operation of our business. Concerns over climate change and natural disasters have also resulted in, and may continue to result in, new laws or regulations that are more stringent than current legal or regulatory requirements, and we may experience increased compliance burdens and costs to meet the regulatory obligations as well as adverse impacts on raw material sourcing, manufacturing operations and the distribution of our products.

Our commitments, goals and disclosures related to corporate responsibility matters, and the perception of our activities in these areas, may adversely impact us.

Companies across all industries are facing increasing scrutiny, and potentially negative actions, from investors, regulators, customers, employees and other stakeholders related to their corporate responsibility commitments, performance, and disclosures, including those related to climate change, social matters and governance standards. Responding to and acting on these considerations involves risks and uncertainties, requires investments and depends in part on our relative performance against third parties that is beyond our control. Additionally, multiple organizations have developed differing ratings processes and standards to evaluate companies on their respective approaches to corporate responsibility matters, which ratings are increasingly being employed by investors, lenders and customers to inform their investment, financing and purchasing decisions. If we do not meet the evolving, varied and sometimes conflicting expectations of our investors, customers, regulators, employees and other stakeholders, we could experience reduced demand for our products, loss of customers and employees and suffer other negative impacts.

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

We incurred substantial indebtedness in connection with previous mergers and acquisitions, and may incur substantial additional indebtedness in connection with future mergers and acquisitions. At December 31, 2025, our total indebtedness was $7.5 billion. As of December 31, 2025, our debt service principal obligations (excluding interest, leases and equipment notes), during the next 12 months are expected to be $0.6 billion. As a result of the increase in our debt, demands on our cash resources have increased; such demand would further amplify if we fund future mergers and acquisitions using debt financing. Our current and future increased level of debt could, among other things:

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

In addition, the interest rates applicable to certain of our debt obligations are based on a fluctuating rate of interest determined by reference to the Secure Overnight Financing Rate (“SOFR”) or other externally-determined rates. SOFR and such other rates have increased from pandemic-era lows, which has increased our cost of borrowing. Any further increase in interest rates applicable to our debt obligations would increase our cost of borrowing and could adversely affect our financial position, results of operations or cash flows.

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

The Organisation for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenue and profits above certain thresholds (referred to as Pillar 2). Although the U.S. has not enacted legislation to implement Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The OECD issued new administrative guidance on January 5, 2026, with respect to Pillar 2 which modifies key aspects of the framework for countries to enact in their own laws. It remains uncertain whether or how countries will implement Pillar 2 and the OECD administrative guidance, which may have a further adverse effect on our tax liabilities.

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

Goodwill and intangible assets represent a significant portion of our assets. At December 31, 2025, we had $9.9 billion in goodwill and $4.7 billion of intangible assets. The goodwill results from our acquisition activity and represents the excess of the consideration transferred over the fair value of the net assets acquired. We assess at least annually whether events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. There were no impairment charges during the years ended December 31, 2025 and 2024, but if the operating performance at one or more of our reporting units significantly declines, including if competing or alternative technologies or pharmacological treatments, emerge, if market conditions or future cash flow estimates for one or more of our businesses decline, or as a result of restructuring initiatives pursuant to which we reorganize our reporting units, we could be required to record additional impairment charges. Any write-off of a material portion of our goodwill or unamortized intangible assets would negatively affect our results of operations.

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

We sell our products in more than 100 countries and derived approximately 42 percent of our net sales in 2025 from outside the U.S. We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•
changes in foreign medical reimbursement policies and programs;
•
inconsistent and unpredictable demand for our products, especially in developing markets;
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
•
data privacy and cybersecurity requirements, labor relations laws, sustainability disclosure requirements and other laws that add to the complexity and costs of our operations or require changes to our products or business processes;
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

Furthermore, political tensions between the U.S., Canada, Mexico, China, Russia, Venezuela and certain other countries have escalated in recent years. Rising political tensions could reduce trade, investment and other economic activities between or among these economies. Any of these factors could have a material adverse effect on our business, prospects, financial condition and results of operations.

The effects of emerging, expanding and new conflicts, such as a possible expansion of the Russian-Ukrainian conflict, conflicts in the Middle East, or a possible conflict involving China and Taiwan, may not be limited to the specific markets involved. Sanctions and other civil, political and economic effects of such conflicts are likely to have adverse impacts upon us. Additionally, other trade disruptions include supply chain continuity disruption; inflationary pressures and increased costs of raw materials and inputs; manufacturing or shipping delays; increased shipping costs and transit delays (such as experienced due to attacks on shipping transiting the Red Sea); and increased disruptions and delays affecting our ability to operate in and to collect payment for our products and services in particular markets.

Tariffs, trade restrictions and other trade measures have adversely affected, and could continue to adversely affect, our business and financial results.

We operate in multiple countries and maintain a complex global supply chain and distribution network which exposes us to a variety of risks from U.S. and other countries’ international trade and tariff policies. Changes to tariffs, trade restrictions and protection measures applicable to trade with certain countries, trade in certain types of goods, or otherwise; new import or export requirements; changes to trade agreements; new or increased tariffs, trade embargoes, sanctions and other trade barriers, have in the past and may in the future prevent us from shipping products to or from a particular market, restrict our access to certain sources of raw materials and other inputs, increase our operating costs and disrupt our ability to collect payment for our products and services in particular markets. For example, U.S. tariff and export controls policies have recently experienced rapid and extensive change, which in turn drove responsive or retaliatory changes to other countries’ tariff and export controls policies, many of which had adverse consequences on our cost of goods sold and revenue. We cannot predict how these dynamic developments will impact us or the bilateral and multilateral trade agreements upon which we rely. Existing or future tariffs and trade restrictions could have a material adverse effect on our business and financial results. Additionally, these and other tariffs and further retaliatory trade measures could result in an increase in supply chain costs that we may not be able to offset in full or in part or that may otherwise adversely impact our financial results.

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

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations, the EU MDR, UK MDR and other national, regional, state and other requirements. These requirements relate to quality systems, recordkeeping, labeling, promotional and marketing requirements, adverse event reporting, monitoring and other regulations, which are subject to continual review and are monitored rigorously through periodic inspections by regulators, which may result in observations (such as on FDA Form 483), and in some cases warning letters, that require corrective action or other forms of enforcement. Furthermore, regulators strictly regulate the promotional claims that we may make about approved or cleared products.

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

We process personal and personal health data in our business, and certain of our products and services incorporate software or information technology that processes patient health data for treatment, maintenance and other purposes. Further, we obtain and process personal data related to our employees, individual business partners (such as physicians and consultants), and website visitors located around the world. These data and information-focused activities carry additional risk.

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

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices. In the ordinary course of business, we are the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. We are currently defending a number of product liability lawsuits and claims related to various products. Any product liability claim brought against us, with or without merit, can be costly to defend. Product liability lawsuits and claims, safety alerts or product recalls, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers.

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

Under our program, cybersecurity issues are analyzed by subject matter experts, including those in information security, information technology, risk, and other areas, to evaluate potential security, financial, operational, reputational and other risks, as well as to identify any potential data breaches or other cybersecurity incidents. Matters involving potential data breaches and other cybersecurity incidents are considered against applicable escalation and notification requirements. We monitor and periodically enhance our cybersecurity program, processes, techniques and procedures to combat evolving and adaptive cybersecurity threats.

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

Our VP, Chief Information Security Officer (“CISO”) leads our cybersecurity program through our global information security operations team and also leads our IT Governance, Risk and Compliance and Incident Response functions. Our CISO has over 30 years of experience in IT security across several industry sectors and cybersecurity leadership. As part of our cybersecurity program, our CISO and/or our Chief Information and Technology Officer regularly report on cybersecurity matters to our Audit Committee. As of December 31, 2025, our security operations and Governance, Risk and Compliance teams consisted of team members and contractors, many of whom have advanced degrees and cybersecurity-related industry certifications. Under the direction of our CISO, we monitor developments that could affect our long-term organizational cybersecurity strategy based on threats globally and to continually enhance our cybersecurity program in response to such developments.

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

We have approximately 25 manufacturing locations in the U.S. and internationally. Our most significant locations outside of the U.S. are in Switzerland, Ireland and China. We primarily own our manufacturing facilities in the U.S.; internationally, we occupy both owned and leased manufacturing facilities.

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

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange and the SIX Swiss Exchange under the symbol “ZBH.” As of February 10, 2026, there were approximately 11,627 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

The information required by this Item concerning equity compensation plans is incorporated herein by reference to Item 12 of this report.

The graph below shows the cumulative total stockholder return on our common stock compared to the S&P 500 Stock Index and the S&P 500 Health Care Equipment Index. The chart assumes $100 was invested on December 31, 2020 in Zimmer Biomet common stock and each index and that dividends were reinvested. Returns over the indicated period should not be considered indicative of future returns.

	December 31,
Company/Index	2020	2021	2022	2023	2024	2025
Zimmer Biomet Holdings, Inc.	$100.00	$82.98	$86.55	$83.25	$72.88	$62.65
S&P 500 Stock Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 Health Care Equipment Index	100.00	119.35	96.84	105.60	117.15	126.87

Issuer Purchases of Equity Securities

The following table summarizes repurchases of common stock settled during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program(1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
October 1–31, 2025	-	$-	-	$1,020,224,454
November 1–30, 2025	1,400,000	91.50	1,400,000	892,125,184
December 1–31, 2025	1,311,242	92.97	1,311,242	770,224,506
Total	2,711,242	$92.21	2,711,242	$770,224,506

(1) In May 2024, our Board of Directors authorized a $2.0 billion share repurchase program effective May 29, 2024, with no expiration date. On February 9, 2026, our Board of Directors terminated this program and authorized a $1.5 billion share repurchase program effective February 9, 2026, with no expiration date.

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

The following discussion, analysis and comparisons generally focus on the operating results for the years ended December 31, 2025 and 2024. Discussion, analysis and comparisons of the years ended December 31, 2024 and 2023 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on February 25, 2025.

EXECUTIVE LEVEL OVERVIEW

2025 Financial Highlights

In 2025, our net sales increased 7.2 percent when compared to 2024. Net sales growth was driven by a combination of our acquisition of Paragon 28, Inc. (“Paragon 28”) on April 21, 2025, market growth, new product introductions, and lower net sales in the prior year due to operational challenges fulfilling customer orders as a consequence of a new enterprise resource planning ("ERP") software system implementation. Paragon 28 had a positive impact on our net sales growth of 2.5 percent in 2025. In addition, our net sales experienced a positive effect of 0.8 percent from changes in foreign currency exchange rates in 2025.

Our net earnings were $705.1 million in 2025 compared to $903.8 million in 2024. The decline in net earnings was driven by inventory and instrument charges of approximately $170 million related to certain product lines we intend to discontinue; costs related to the acquisition of Paragon 28 and the acquisition of Monogram Technologies Inc. (“Monogram”) on October 7, 2025, including acquisition-related costs and higher interest expense incurred for debt borrowed for the acquisitions; U.S. tariffs; higher performance-related compensation; and investments made to direct-to-patient marketing, medical education and information technology in the current year. These unfavorable items were partially offset by the net sales increase, a favorable mix shift to higher margin products and markets, favorable adjustments related to contingent consideration for acquisitions, gains recognized on our equity investments in 2025 compared to losses in 2024, lower restructuring costs due to the timing of our restructuring programs, and lower litigation-related charges.

2026 Outlook

We expect year-over-year net sales growth of 2.5 percent to 4.5 percent in 2026 to be driven by a combination of market growth, new product introductions, the Paragon 28 acquisition and positive effects of changes in foreign currency exchange rates, partially offset by the expected impact from changes to our go-to-market strategy and execution in the U.S. and certain other international markets, as well as price declines. These expected impacts, combined with the uncertain timing of incentivized stocking orders and capital sales, could cause fluctuations in our quarterly results. We estimate that the Paragon 28 acquisition will contribute an additional 1.0 percent to the year-over-year net sales growth until it eclipses the one year anniversary of deal closing in April 2026. Based on foreign currency exchange rates at the end of 2025, we expect foreign currency to have a 0.5 percent positive impact on year-over-year net sales growth. We estimate operating profit will increase in 2026 when compared to 2025 due to higher net sales, leverage from fixed operating expenses, ongoing savings from our restructuring plans, non-recurrence of inventory and instrument charges related to certain product lines we expect to discontinue and lower employee termination and other charges from our restructuring plans. However, we expect that these favorable items may be partially offset by the impact from inflation, investments in our U.S. commercial sales channel, higher net interest expense and a higher estimated effective tax rate due to favorable 2025 adjustments that are not expected to recur.

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

Net Sales by Geography

The following table presents net sales by geography and the percentage changes (dollars in millions):

	Year Ended December 31,
	2025	2024	2023	2025 vs. 2024 % Inc	2024 vs. 2023 % Inc
United States	$4,764.0	$4,439.0	$4,288.8	7.3%	3.5%
International	3,467.5	3,239.6	3,105.4	7.0	4.3
Total	$8,231.5	$7,678.6	$7,394.2	7.2	3.8

Net Sales by Product Category

The following table presents net sales by product category and the percentage changes (dollars in millions):

	Year Ended December 31,
	2025	2024	2023	2025 vs. 2024 % Inc	2024 vs. 2023 % Inc
Knees	$3,322.3	$3,173.5	$3,038.4	4.7%	4.4%
Hips	2,093.5	1,999.1	1,967.2	4.7	1.6
S.E.T.	2,150.2	1,865.7	1,752.6	15.2	6.5
Technology & Data, Bone Cement and Surgical	665.6	640.3	636.0	4.0	0.7
Total	$8,231.5	$7,678.6	$7,394.2	7.2	3.8

The following table presents net sales by product category by geography for our Knees and Hips product categories (dollars in millions):

	Year Ended December 31,
	2025	2024	2023	2025 vs. 2024 % Inc	2024 vs. 2023 % Inc
Knees
United States	$1,867.5	$1,814.7	$1,770.6	2.9%	2.5%
International	1,454.8	1,358.8	1,267.8	7.1	7.2
Total	$3,322.3	$3,173.5	$3,038.4	4.7	4.4
Hips
United States	$1,094.6	$1,040.0	$1,012.3	5.3%	2.7%
International	998.8	959.1	954.9	4.1	0.4
Total	$2,093.5	$1,999.1	$1,967.2	4.7	1.6

Demand (Volume/Mix) Trends

Changes in volume and mix of product sales had a positive effect of 6.4 percent on year-over-year sales growth in 2025. The Paragon 28 acquisition contributed 2.5 percent to volume growth in 2025. In addition, market growth and new product introductions contributed positively to volume and mix trends. Market growth is being driven by an aging and active population, technological advancements, and data showcasing positive clinical outcomes, among other factors.

Pricing Trends

Global selling prices had a minimal effect on year-over-year sales growth in 2025. The majority of countries in which we operate continue to experience pricing pressure from local hospitals, health systems, and governmental healthcare cost containment efforts. However, we have had success in offsetting negative effects of pricing pressure due to internal initiatives and being able to pass some inflationary impacts on to customers.

Foreign Currency Exchange Rates

In 2025, changes in foreign currency exchange rates had a positive effect of 0.8 percent on year-over-year sales.

Geography

The 7.3 percent net sales growth in the U.S. in 2025 when compared to 2024 was driven by the Paragon 28 acquisition, market growth in our Knees, Hips and S.E.T. product categories, new product introductions, lower net sales in the prior year periods due to operational challenges fulfilling customer orders as a consequence of a new ERP software system implementation and opportunistic end-of-year customer purchases and capital sales above historic levels, partially offset by price reductions. The Paragon 28 acquisition contributed 3.6 percent to U.S. net sales growth in 2025. Internationally, net sales increased by 7.0 percent in 2025 when compared to 2024. The 2025 International net sales increase was similarly driven by the Paragon 28 acquisition, market growth in most of our international markets and changes in foreign currency exchange rates. The Paragon 28 acquisition contributed 1.1 percent and changes in foreign currency exchange rates contributed 1.8 percent to International net sales growth in 2025.

Product Categories

In 2025, our Knees and Hips net sales both increased by 4.7 percent when compared to 2024 due to market growth and new product introductions. Changes in foreign currency exchange rates had positive effects of 0.7 percent and 0.9 percent on 2025 Knees and Hips net sales, respectively. S.E.T. net sales increased by 15.2 percent in 2025 when compared to 2024. S.E.T. net sales growth was primarily driven by the Paragon 28 acquisition, which had a positive effect of 10.5 percent on net sales growth, as well as net sales growth in CMFT, upper extremities and sports medicine products of 12.5 percent, 8.2 percent and 5.5 percent, respectively. These increases were partially offset by declines of 14.2 percent and 0.7 percent in net sales of biologics and trauma products, respectively. Changes in foreign currency exchange rates had a positive effect of 0.6 percent on 2025 S.E.T. net sales. Technology & Data, Bone Cement and Surgical product category net sales increased by 4.0 percent in 2025 when compared to 2024, primarily due to new product introductions.

Expenses as a Percent of Net Sales

	Year Ended December 31,
	2025	2024	2023	2025 vs. 2024 Inc/(Dec)	2024 vs. 2023 Inc/(Dec)
Cost of products sold, excluding intangible asset amortization	30.3%	28.5%	28.2%	1.8%	0.3%
Intangible asset amortization	8.1	7.7	7.6	0.4	0.1
Research and development	5.6	5.7	6.2	(0.1)	(0.5)
Selling, general and administrative	39.6	38.2	38.4	1.4	(0.2)
Restructuring and other cost reduction initiatives	2.2	2.9	2.1	(0.7)	0.8
Acquisition, integration, divestiture and related	0.9	0.3	0.3	0.6	-
Operating Profit	13.3	16.7	17.3	(3.4)	(0.6)

Cost of Products Sold and Intangible Asset Amortization

Cost of products sold, excluding intangible asset amortization, increased in both amount and as a percentage of net sales in 2025 compared to 2024. The increase in amount was primarily due to a higher volume of net sales, excess and obsolete inventory charges on certain products we intend to discontinue by 2032, U.S. tariffs and Paragon 28 inventory sold being stepped-up to fair value on the acquisition date. The increase as a percentage of net sales was primarily due to the inventory charges, tariffs and inventory step-up, but was partially offset by a favorable mix shift to higher margin products and markets.

Intangible asset amortization expense increased in amount and as a percentage of net sales in 2025 when compared to 2024 due to the Paragon 28 acquisition, other acquisitions and technology-based asset purchases we made in 2024.

We calculate gross profit as net sales minus cost of products sold and intangible asset amortization. Our gross margin percentage is gross profit divided by net sales. The following table sets forth the factors that contributed to the gross margin changes in each of 2025 and 2024 compared to the prior year:

	Year Ended December 31,
	2025	2024
Prior year gross margin	63.8%	64.2%
Impact from selling prices	-	0.2
Manufacturing costs	0.1	(1.2)
Volume, product and market mix and other	1.0	0.7
Inventory charges	(1.9)	0.1
Changes in foreign currency exchange rates	(0.2)	(0.1)
Inventory step-up	(0.4)	-
U.S. tariffs	(0.4)	-
Intangible asset amortization	(0.4)	(0.1)
Current year gross margin	61.6%	63.8%

Operating Expenses

Research & development (“R&D”) expenses increased in amount, but decreased as a percentage of net sales in 2025 compared to 2024. The increase in amount was driven by Paragon 28-related R&D expenses and higher spending on certain technology-based projects, but were partially offset by lower spending on our initial compliance with the European Union Medical Device Regulation as we continue to make progress on the approvals of our products. The decrease in R&D expenses as a percentage of net sales was due to our restructuring programs as well as controlling spend as net sales increased.

Selling, general & administrative (“SG&A”) expenses increased in amount and as a percentage of net sales in 2025 compared to 2024. The increases were primarily due to selling and distribution costs that are variable expenses which increase as net sales increase, Paragon 28-related expenses, higher performance-related compensation, instrument-related charges on certain product lines we intend to discontinue by 2032 and investments made in direct-to-patient marketing, medical education and information technology. These higher expenses were partially offset by lower litigation-related expenses.

In February 2025 and then as further expanded in December 2025, and in December of each of 2023, 2021 and 2019, we initiated global restructuring programs intended to reduce costs and transform the way we operate. We also have other cost reduction and optimization initiatives that have the goal of reducing costs across the organization. We recognized expenses of $181.2 million and $219.0 million in 2025 and 2024, respectively, primarily related to employee termination benefits, sales agent contract terminations, and consulting and project management expenses associated with these programs and optimization initiatives. The expenses were lower in 2025 compared to 2024 primarily due to lower expenses related to our U.S. and Canada ERP implementation and other optimization projects. For more information regarding these expenses, see Note 4 to our consolidated financial statements.

Acquisition, integration, divestiture and related expenses increased in 2025 when compared to 2024 due to the acquisitions made in 2025. The Paragon 28 and Monogram acquisitions included $55.1 million of compensation expense related to the discretionary accelerated vesting of Paragon 28 and Monogram unvested restricted stock units and stock options as agreed upon as part of the acquisition agreements. These costs were partially offset by $77.1 million of net gains related declines in the estimated fair values of contingent consideration from acquisitions due to updated forecasts of net sales.

Other Income (Expense), net, Interest Expense, net, and Income Taxes

In 2025, we recognized a gain of $25.5 million in our other income (expense), net compared to a loss of $31.1 million in 2024. The year-over-year change was primarily due to gains recognized on equity investments in 2025 as compared to losses on debt and equity security investments in 2024.

Interest expense, net, increased in 2025 when compared to 2024, primarily due to higher average debt balances outstanding related to the Paragon 28 acquisition and new borrowings in late 2024 that replaced debt with lower interest rates.

Our effective tax rate (“ETR”) on earnings from continuing operations before income taxes was 15.1 percent and 12.7 percent for the years ended December 31, 2025 and 2024, respectively. In 2025, the ETR was primarily driven by the foreign rate differential as our foreign locations have lower corporate income tax rates and a net favorable impact of certain intercompany transactions and restructuring. In 2024, the ETR was primarily driven by the foreign rate differential and a net favorable impact of changes to unrecognized tax benefits.

Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the OECD framework to implement a global minimum corporate tax of 15% for companies with global revenue and profits above certain thresholds (referred to as Pillar 2); the outcome of various federal, state and foreign audits, appeals, and litigation; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of all these items on our financial results.

See Note 16 to our consolidated financial statements for additional information on our income taxes.

Segment Operating Profit

							Segment Profit as a
	Net Sales			Segment Profit			Percentage of Net Sales
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(dollars in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Americas	$5,144.6	$4,794.8	$4,624.1	$2,645.7	$2,576.3	$2,487.7	51.4%	53.7%	53.8%
EMEA	1,828.8	1,691.1	1,592.4	595.0	594.3	545.0	32.5	35.1	34.2
Asia Pacific	1,258.1	1,192.8	1,177.7	446.0	462.1	437.0	35.5	38.7	37.1

Americas

In the Americas, operating profit increased, but operating profit as a percentage of net sales decreased, in 2025 compared to 2024. Operating profit increased primarily due to the acquisition of Paragon 28, which was partially offset by higher manufacturing costs included in segment operating profit. In addition, the Americas benefited from opportunistic end-of-year customer purchases and capital sales above historic levels. Operating profit as a percentage of net sales decreased because of the higher manufacturing costs as well as the fact that the operating profit contributed by Paragon 28 is at a lower operating profit margin.

EMEA

In EMEA, operating profit increased slightly, but operating profit as a percentage of net sales decreased, in 2025 when compared to 2024. The decrease in operating profit as a percentage of net sales was due to higher manufacturing costs included in segment operating profit, as well as the fact that the operating profit contributed by Paragon 28 is at a lower operating profit margin.

Asia Pacific

In Asia Pacific, operating profit and operating profit as a percentage of net sales decreased in 2025 when compared to 2024. The decreases were due to higher manufacturing costs included in segment operating profit and higher bad debt expense, as well as the fact that the operating profit contributed by Paragon 28 is at a lower operating profit margin.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, we had $591.9 million in cash and cash equivalents. In addition, we had $1.0 billion available to borrow under a 364-day revolving credit agreement that matures on June 26, 2026, and $1.5 billion available under a five-year revolving facility that matures on June 27, 2030. The terms of the 364-day revolving credit agreement and the five-year revolving facility are described further in Note 12 to our consolidated financial statements.

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

Sources of Liquidity

Cash flows provided by operating activities were $1,697.1 million in 2025 compared to $1,499.4 million in 2024. The increase in 2025 was primarily due to higher net sales, favorable timing of accounts payable relative to 2024 and lower bonus and restructuring-related payments. These favorable items were partially offset by costs related to closing the Paragon 28 and Monogram acquisitions, U.S. tariffs and higher interest and tax-related payments.

Cash flows used in investing activities were $1,975.7 million in 2025 compared to $888.1 million in 2024. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio, including new product introductions and optimization of our manufacturing and logistics networks. In 2025 we paid $1,393.2 million, net of cash acquired, for the acquisitions of Paragon 28 and Monogram, as well as paid $52.4 million related to the ownership rights or to gain access to various technologies that were recognized as intangible assets.

Cash flows provided by financing activities were $326.0 million in 2025 compared to cash flows used in financing activities of $484.5 million in 2024. In 2025, we issued senior notes for proceeds of $2,492.1 million. We used these proceeds, along with cash on hand, for the acquisition of Paragon 28, to redeem $1,463.0 million of senior notes, and to repurchase $487.0 million of our common stock.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of December 31, 2025, $353.8 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $77.6 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The remaining amount is denominated in currencies of the various countries where we operate. As discussed in Note 16 to our consolidated financial statements, we generally intend to limit distributions from foreign subsidiaries earnings that were previously taxed in the U.S. These previously taxed earnings would not be subject to further U.S. federal tax.

Material Cash Requirements from Known Contractual and Other Obligations

At December 31, 2025, we had outstanding debt of $7,519.1 million, of which $587.1 million was classified as current debt that matures on December 13, 2026. We believe we can satisfy these debt obligations with cash on hand, cash generated from our operations, by issuing new debt and/or by borrowing on our committed revolving credit facilities.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 12 to our consolidated financial statements.

In February, May, August and December 2025, our Board of Directors declared cash dividends of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In May 2024, our Board of Directors authorized a $2.0 billion share repurchase program effective May 29, 2024, with no expiration date. In 2025, we executed share repurchases under this repurchase program in an aggregate amount of $487.0 million to return cash to investors as well as to limit ownership dilution from the issuance of common stock under our share-based compensation programs. As of December 31, 2025, $770.2 million remained authorized under this program. On February 9, 2026, our Board of Directors authorized a $1.5 billion share repurchase program effective February 9, 2026, with no expiration date, and terminated the existing May 2024 share repurchase program.

As discussed in Note 4 to our consolidated financial statements, we are executing on a 2025 Restructuring Plan, 2023 Restructuring Plan, 2021 Restructuring Plan and a 2019 Restructuring Plan. The 2025 Restructuring Plan is expected to result in total pre-tax charges of approximately $155 million by the end of 2027, of which approximately $137 million was incurred through December 31, 2025. We expect to reduce gross annual pre-tax operating expenses by approximately $175 million relative to the 2024 baseline expenses by the end of 2027 as program benefits under the 2025 Restructuring Plan are realized. The 2023 Restructuring Plan, which was completed in 2025, resulted in total pre-tax charges of $115 million. We estimate gross annual pre-tax operating expenses were reduced by $175 million to $200 million relative to the 2023 baseline expenses by the end of 2025. The 2021 Restructuring Plan was completed by the end of 2024, resulting in $169 million of total pre-tax charges. We estimate gross annual pre-tax operating expenses were reduced by approximately $190 million relative to the 2021 baseline expenses by the end of 2024. The 2019 Restructuring Plan, which was substantially completed as of December 31, 2025, resulted in total pre-tax restructuring charges of $393 million. We estimate the program resulted in a reduction of gross annual pre-tax operating expenses of approximately $180 million relative to the 2019 baseline expenses by the end of 2025.

As discussed in Note 16 to our consolidated financial statements, the IRS has issued proposed adjustments for years 2013 through 2015 and for years 2016 through 2019. We have disputed these proposed adjustments and intend to continue to vigorously defend our positions. Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

Under the Tax Cuts and Jobs Act of 2017, we have a $85.9 million current liability remaining from a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (“transition tax”) for the deemed repatriation of unremitted foreign earnings. Our 2026 payment will be our last from this transition tax.

As discussed in Note 20 to our consolidated financial statements, we are involved in various litigation matters. We estimate the total liabilities for all litigation matters was $136.2 million as of December 31, 2025. However, litigation is inherently uncertain, and upon resolution of any of these uncertainties, we may incur charges in excess of these estimates, and may in the future incur other material judgments or enter into other material settlements of claims. We expect to pay these liabilities over the next few years.

In the normal course of business, we enter into purchase commitments, primarily related to raw materials. However, we do not believe these purchase commitments are material to the overall standing of our business or our liquidity.

For each of our acquisitions that include contingent consideration, there is a maximum payout. Accordingly, the range of our potential contingent consideration payments are $25 million to $795 million as of December 31, 2025, that may be paid out through 2031.

We have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our consolidated balance sheets. These estimated payments related to these agreements could range from $0 to $225 million.

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

Excess Inventory and Instruments - We must determine as of each balance sheet date how much, if any, of our inventory may ultimately prove to be unsaleable or unsaleable at our carrying cost. Similarly, we must also determine if instruments on hand will be put to productive use or remain undeployed as a result of excess supply. Accordingly, inventory and instruments are written down to their net realizable value. To determine the appropriate net realizable value, we evaluate current stock levels in relation to historical and expected patterns of demand for all of our products and instrument systems and components. The basis for the determination is generally the same for all inventory and instrument items and categories except for work in process inventory, which is recorded at cost. Obsolete or discontinued items are generally destroyed and completely written off. Management evaluates the need for changes to the net realizable values of inventory and instruments based on market conditions, competitive offerings and other factors on a regular basis. For example, in December 2025, management decided on a plan to discontinue selling certain products by 2032. As a result of this decision, management estimated the amount of inventory and undeployed instruments on hand that would be utilized before discontinuance and recognized a charge of approximately $170 million to reduce such inventory and instruments to their net realizable value based upon the reduced demand.

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

We have four reporting units with goodwill assigned to them. During our annual goodwill impairment testing in the fourth quarter of 2025, for the two reporting units we quantitatively tested, their estimated fair values exceeded their carrying values by more than 25 percent. We estimated the fair value of these reporting units using the income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators determined from other businesses that are similar to our reporting unit. We performed a qualitative test on the other two reporting units and concluded it was more likely than not the fair value of each of these reporting units exceeded its carrying value.

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

Business Combinations - In accordance with ASC Topic 805, Business Combinations, we use the acquisition method of accounting to allocate the purchase price of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of assets and liabilities is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition often requires the application of judgment regarding estimates and assumptions. These estimates include, but are not limited to, a market participant’s expectation of future cash flows from acquired technology and in-process research and development. All acquisition costs are expensed as incurred. During the measurement period, not to exceed one year from the acquisition date, we may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed if new information is obtained related to facts and circumstances that existed as of the acquisition date.

Contingent Consideration - In connection with an acquisition, we may be required to pay future consideration that is contingent upon the achievement of specified objectives, such as receipt of regulatory approval, commercialization of a product or achievement of revenue targets. In a business combination, we record a contingent consideration liability, as of the acquisition date, representing the estimated fair value of the contingent consideration we expect to pay. We determined the fair value of the contingent consideration related to the Monogram acquisition, which represented most of our contingent consideration at December 31, 2025, using a Monte Carlo valuation approach, which simulates future revenues during the earn out-period using management's best estimates. We determined the fair value of our other contingent consideration using a discounted cash flow analysis. Significant judgment is required in determining the assumptions used to calculate the fair value of the contingent consideration. Increases in projected revenues and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in discount rates in the periods prior to payment may result in significantly lower fair value measurements; decreases may have the opposite effect. See Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.

We remeasure our contingent consideration each reporting period and recognize the change in the contingent consideration’s fair value “Acquisition, integration, divestiture and related” in our consolidated statement of income. As of December 31, 2025 and 2024, we recorded $299.2 million and $180.7 million of contingent consideration, respectively, related to completed business combinations.

If the transaction is determined to be an asset acquisition rather than a business combination, contingent consideration is recognized when the specified objective is deemed probable and is estimable.

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

FOREIGN CURRENCY EXCHANGE RISK

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. See Note 14 to our consolidated financial statements for further details on our foreign currency exchange risk exposure and management.

We maintain written policies and procedures governing our risk management activities. Our policy requires that critical terms of hedging instruments be the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be offset by changes in the fair value of hedge instruments. As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign currency exchange forward contracts outstanding at December 31, 2025 indicated that, if the U.S. Dollar uniformly strengthened or weakened in value by 10 percent relative to all currencies, with no change in the interest differentials, the fair value of those contracts would affect earnings in a range of a decrease of approximately $109 million to an increase of approximately $107 million before income taxes in periods through April 2028.

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

We had net assets, excluding goodwill and intangible assets, in legal entities with non-U.S. Dollar functional currencies of $1,490.4 million at December 31, 2025.

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

The majority of our debt is fixed-rate debt and therefore is not exposed to changes in interest rates. Based upon our overall interest rate exposure as of December 31, 2025, a change of 10 percent in interest rates, assuming the principal amount outstanding remains constant, would not have a material effect on interest expense, net. This analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

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

Zimmer Biomet Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Zimmer Biomet Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Zimmer Biomet Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of earnings, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Paragon 28, Inc. (Paragon 28) from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Paragon 28 from our audit of internal control over financial reporting. Paragon 28 is a wholly-owned subsidiary whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent 1.1% and 2.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Tax Liabilities for Certain Unrecognized Tax Benefits

As described in Notes 2 and 16 to the consolidated financial statements, the Company has recorded tax liabilities for unrecognized tax benefits with a consolidated balance of $247.4 million as of December 31, 2025, of which a portion relates to certain unrecognized tax benefits. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in numerous jurisdictions across the Company’s global operations. The Company’s income tax filings are regularly under audit in multiple federal, state, and foreign jurisdictions. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed.

The principal considerations for our determination that performing procedures relating to tax liabilities for certain unrecognized tax benefits is a critical audit matter are (i) the significant judgment by management when determining the tax liabilities for certain unrecognized tax benefits and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s identification of new or changes in information impacting the measurement of the tax liabilities for certain unrecognized tax benefits.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification of new or changes in information impacting the measurement of the tax liabilities for certain unrecognized tax benefits. These procedures also included, among others (i) testing the completeness and accuracy of the underlying data used in the calculation of the tax liabilities for certain unrecognized tax benefits by jurisdiction; (ii) testing the measurement of the tax liabilities for certain unrecognized tax benefits by recalculating these liabilities; (iii) assessing management’s identification of new or changes in information impacting the measurement of the tax liabilities for certain unrecognized tax benefits and evaluating the possible outcomes for these certain unrecognized tax benefits; and (iv) evaluating the status and results of income tax audits related to certain unrecognized tax benefits with the relevant tax authorities.

Acquisition of Paragon 28 – Valuation of a Certain Technology Intangible Asset

As described in Note 9 to the consolidated financial statements, on April 21, 2025, the Company completed the acquisition of Paragon 28 and the fair value of consideration transferred was $1,276.5 million. Of the assets acquired, $324.0 million relates to technology intangible assets that were recorded, of which a majority relates to a certain technology intangible asset. The fair value of acquired technology intangible assets was estimated by management using the multi-period excess earnings method. Management’s significant assumptions used in the valuation of technology intangible assets included revenue growth rates, obsolescence rate, gross margin, operating expenses, and contributory asset charge rate.

The principal considerations for our determination that performing procedures relating to the valuation of a certain technology intangible asset acquired in the acquisition of Paragon 28 is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of a certain technology intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, obsolescence rate, gross margin, operating expenses, and contributory asset charge rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of a certain technology intangible asset acquired. These procedures also included, among others (i) reading the merger agreement; (ii) testing management’s process for developing the fair value estimate of a certain technology intangible asset acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, obsolescence rate, gross margin, operating expenses, and contributory asset charge rate. Evaluating management’s assumptions related to revenue growth rates, gross margin, and operating expenses involved considering (i) the current and past performance of the Paragon 28 business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the obsolescence rate and contributory asset charge rate assumptions.

Acquisition of Monogram Technologies Inc. – Valuation of a Certain Contingent Consideration Liability and the In-Process Research and Development Intangible Asset

As described in Note 9 to the consolidated financial statements, on October 7, 2025, the Company completed the acquisition of Monogram Technologies Inc. (Monogram) and the fair value of consideration transferred was $377.5 million, including contingent consideration. Management estimated the contingent consideration liability to be $211.3 million, of which $201.6 million was allocated to additional consideration to acquire Monogram if certain development, regulatory, and revenue milestones are achieved. A majority of the contingent consideration liability to acquire Monogram related to a certain contingent consideration liability. Of the assets acquired, $131.5 million relates to the in-process research and development (IPR&D) intangible asset that was recorded. The estimated fair value of the contingent consideration liability related to the revenue milestones was estimated by management using a Monte Carlo simulation method. The estimated fair value of the contingent consideration liability related to the development and regulatory milestones was calculated by management based on the probability of achieving the specified milestones and considered the time value of money. Management’s significant assumptions used in the Monte Carlo simulation method included revenue growth rates and discount rate. The fair value of the IPR&D intangible asset was estimated by management using the multi-period excess earnings method. Management’s significant assumptions used in the valuation of the IPR&D intangible asset included revenue growth rates, obsolescence rate, discount rate, and contributory asset charge rate.

The principal considerations for our determination that performing procedures relating to the valuation of a certain contingent consideration liability assumed and the IPR&D intangible asset acquired in the acquisition of Monogram is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of a certain contingent consideration liability assumed and the IPR&D intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and discount rate for a certain contingent consideration liability and revenue growth rates, obsolescence rate, discount rate, and contributory asset charge rate for the IPR&D intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of a certain contingent consideration liability assumed and the IPR&D intangible asset acquired. These procedures also included, among others (i) reading the merger agreement; (ii) testing management’s process for developing the fair value estimate of a certain contingent consideration liability assumed and the IPR&D intangible asset acquired; (iii) evaluating the appropriateness of the Monte Carlo simulation and multi-period excess earnings methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the Monte Carlo simulation and multi-period excess earnings methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates and discount rate for a certain contingent consideration liability and revenue growth rates, obsolescence rate, discount rate, and contributory asset charge rate for the IPR&D intangible asset. Evaluating management’s assumption related to revenue growth rates involved considering (i) the current and past performance of the Monogram business; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Monte Carlo simulation and multi-period excess earnings methods and (ii) the reasonableness of the discount rate assumption for a certain contingent consideration liability and the obsolescence rate, discount rate, and contributory asset charge rate assumptions for the IPR&D intangible asset.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 19, 2026

We have served as the Company’s auditor since 2000.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Net Sales	$8,231.5	$7,678.6	$7,394.2
Cost of products sold, excluding intangible asset amortization	2,493.7	2,191.2	2,083.8
Intangible asset amortization	665.9	591.9	561.5
Research and development	458.5	437.4	458.7
Selling, general and administrative	3,257.2	2,929.8	2,838.9
Restructuring and other cost reduction initiatives	181.2	219.0	151.9
Acquisition, integration, divestiture and related	76.9	23.6	21.7
Operating expenses	7,133.4	6,392.9	6,116.5
Operating Profit	1,098.1	1,285.7	1,277.7
Other income (expense), net	25.5	(31.1)	(9.3)
Interest expense, net	(292.8)	(218.0)	(201.2)
Earnings before income taxes	830.8	1,036.6	1,067.3
Provision for income taxes	125.7	131.4	42.2
Net Earnings	705.1	905.2	1,025.1
Less: Net (loss) earnings attributable to noncontrolling interest	(0.1)	1.5	1.1
Net Earnings of Zimmer Biomet Holdings, Inc.	$705.1	$903.8	$1,024.0

Earnings Per Common Share
Basic	$3.56	$4.45	$4.91
Diluted	$3.55	$4.43	$4.88

Weighted Average Common Shares Outstanding
Basic	198.0	203.1	208.7
Diluted	198.7	203.9	209.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	For the Years Ended December 31,
	2025	2024	2023
Net Earnings of Zimmer Biomet Holdings, Inc.	$705.1	$903.8	$1,024.0
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	69.8	(79.6)	9.9
Unrealized cash flow hedge gains (losses), net of tax	(6.3)	94.8	71.1
Reclassification adjustments on hedges, net of tax	(45.3)	(69.9)	(77.4)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	38.9	(17.1)	(15.3)
Total Other Comprehensive Income (Loss)	57.1	(71.8)	(11.7)
Comprehensive Income Attributable to Zimmer Biomet Holdings, Inc.	$762.2	$832.0	$1,012.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	As of December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$591.9	$525.5
Accounts receivable, less allowance for credit losses	1,704.4	1,480.7
Inventories	2,286.4	2,235.3
Prepaid expenses and other current assets	537.3	430.1
Total Current Assets	5,119.9	4,671.5
Property, plant and equipment, net	2,207.1	2,048.8
Goodwill	9,947.1	8,951.1
Intangible assets, net	4,717.3	4,598.4
Other assets	1,100.3	1,095.5
Total Assets	$23,091.7	$21,365.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$303.0	$194.6
Other current liabilities	1,693.6	1,393.3
Current portion of long-term debt	587.1	863.0
Total Current Liabilities	2,583.7	2,450.9
Deferred income taxes, net	244.1	352.5
Other long-term liabilities	626.1	744.1
Long-term debt	6,932.0	5,341.6
Total Liabilities	10,386.0	8,889.1
Commitments and Contingencies (Note 20)
Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 318.7 million (317.5 million in 2024) issued	3.2	3.2
Paid-in capital	10,178.6	10,038.1
Retained earnings	11,611.0	11,095.3
Accumulated other comprehensive loss	(205.7)	(262.8)
Treasury stock, 123.2 million shares (118.4 million shares in 2024)	(8,889.4)	(8,405.7)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,697.7	12,468.1
Noncontrolling interest	8.1	8.1
Total Stockholders' Equity	12,705.8	12,476.2
Total Liabilities and Stockholders' Equity	$23,091.7	$21,365.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions, except per share amounts)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity
Balance January 1, 2023	313.8	$3.1	$9,504.4	$9,559.3	$(179.3)	(104.8)	$(6,867.2)	$6.7	$12,027.0
Net earnings	-	-	-	1,024.0	-	-	-	1.1	1,025.1
Other comprehensive loss	-	-	-	-	(11.7)	-	-	-	(11.7)
Cash dividends declared ($0.96 per share)	-	-	-	(200.1)	-	-	-	-	(200.1)
Stock compensation plans	1.2	-	193.6	1.3	-	-	1.0	-	195.8
Embody, Inc acquisition consideration	1.2	0.1	150.4	-	-	-	-	-	150.5
Share repurchases	-	-	(2.3)	-	-	(5.8)	(696.1)	-	(698.4)
Balance December 31, 2023	316.2	3.2	9,846.1	10,384.5	(191.0)	(110.6)	(7,562.3)	7.7	12,488.1
Net earnings	-	-	-	903.8	-	-	-	1.5	905.3
Other comprehensive loss	-	-	-	-	(71.8)	-	-	-	(71.8)
Cash dividends declared ($0.96 per share)	-	-	-	(194.4)	-	-	-	-	(194.4)
Cash dividends to noncontrolling interest	-	-	-	-	-	-	-	(1.0)	(1.0)
Stock compensation plans	1.1	-	168.6	1.4	-	-	1.4	-	171.4
Embody, Inc acquisition consideration	0.2	-	23.4	-	-	-	-	-	23.4
Share repurchases	-	-	-	-	-	(7.8)	(844.8)	-	(844.8)
Balance December 31, 2024	317.5	3.2	10,038.1	11,095.3	(262.8)	(118.4)	(8,405.7)	8.1	12,476.2
Net earnings	-	-	-	705.1	-	-	-	(0.1)	705.1
Other comprehensive income	-	-	-	-	57.1	-	-	-	57.1
Cash dividends declared ($0.96 per share)	-	-	-	(189.4)	-	-	-	-	(189.4)
Stock compensation plans	0.9	-	112.7	-	-	-	0.6	-	113.3
Embody, Inc acquisition consideration	0.3	-	27.8	-	-	-	-	-	27.8
Share repurchases	-	-	-	-	-	(4.8)	(484.3)	-	(484.3)
Balance December 31, 2025	318.7	$3.2	$10,178.6	$11,611.0	$(205.7)	(123.2)	$(8,889.4)	$8.1	$12,705.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows provided by (used in) operating activities:
Net earnings	$705.1	$905.2	$1,025.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,093.8	996.3	951.7
Share-based compensation	90.2	101.0	99.8
Deferred income tax benefit	(87.2)	(47.7)	(96.3)
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(166.6)	(158.6)	(73.8)
Receivables	(127.3)	(89.7)	(51.9)
Inventories	98.2	49.9	(240.4)
Accounts payable and accrued liabilities	101.8	(322.0)	(55.3)
Other assets and liabilities	(11.0)	65.0	22.7
Net cash provided by operating activities	1,697.1	1,499.4	1,581.6
Cash flows provided by (used in) investing activities:
Additions to instruments	(300.5)	(240.3)	(311.7)
Additions to other property, plant and equipment	(224.5)	(203.8)	(291.1)
Net investment hedge settlements	(0.4)	22.1	33.4
Acquisition of intangible assets	(52.4)	(153.0)	(103.4)
Business combination investments, net of acquired cash	(1,393.2)	(276.3)	(134.9)
Other investing activities	(4.6)	(36.9)	28.8
Net cash used in investing activities	(1,975.7)	(888.1)	(778.9)
Cash flows provided by (used in) financing activities:
Net payments on revolving facilities	-	(50.0)	(325.0)
Proceeds from senior notes	2,492.1	1,436.3	499.8
Redemption of senior notes	(1,463.0)	(850.0)	(86.3)
Payments on term loans	-	-	(33.9)
Dividends paid to stockholders	(190.3)	(196.0)	(200.9)
Proceeds from employee stock compensation plans	39.7	82.1	101.1
Business combination contingent consideration payments	(25.0)	(3.5)	(10.3)
Debt issuance costs	(22.7)	(13.0)	(5.8)
Repurchase of common stock	(487.0)	(868.0)	(692.2)
Other financing activities	(17.7)	(22.4)	(10.1)
Net cash provided by (used in) financing activities	326.0	(484.5)	(763.5)
Effect of exchange rates on cash and cash equivalents	19.0	(17.1)	0.9
Increase in cash and cash equivalents	66.4	109.7	40.1
Cash and cash equivalents, beginning of year	525.5	415.8	375.7
Cash and cash equivalents, end of year	$591.9	$525.5	$415.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Business

We design, manufacture and market orthopedic reconstructive products; sports medicine, biologics, extremities and trauma products; craniomaxillofacial and thoracic products; bone cement; surgical products; and a suite of integrated digital and robotic technologies that leverage data, data analytics and artificial intelligence. We collaborate with healthcare professionals around the globe to advance the pace of innovation. Our products and solutions help treat patients suffering from disorders of, or injuries to, bones, joints or supporting soft tissues. Together with healthcare professionals, we help millions of people live better lives.

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

Use of Estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have made our best estimates, as appropriate under GAAP, in the recognition of our assets and liabilities. Such estimates include, but are not limited to, variable consideration to our customers, our allowance for doubtful accounts for expected credit losses, the net realizable value of our inventory, the fair value of our goodwill, the recoverability of other long-lived assets, contingent consideration that may be payable related to our business combinations and unrecognized tax benefits. Actual results could differ materially from these estimates.

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

Shipping and Handling - Amounts billed to customers for shipping and handling of products are reflected in net sales and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative (“SG&A”) expenses and were $301.3 million, $288.3 million and $272.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In February 2025 and then further expanded in December 2025, and December 2023, 2021 and 2019, we approved separate global restructuring programs intended to further reduce costs and to reorganize our global operations. Restructuring charges for the years ended December 31, 2025, 2024 and 2023 were attributable to these programs. See Note 4 for additional information regarding these restructuring programs.

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
•
Compensation from the discretionary accelerated vesting of share-based payments as agreed upon as part of the business combination.
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
•
Income and expenses related to providing a divested business certain services after the separation date.

Cash and Cash Equivalents - We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents are valued at cost, which approximates their fair value.

Accounts Receivable - Accounts receivable consists of trade and other miscellaneous receivables. We grant credit to customers in the normal course of business and maintain an allowance for expected credit losses. We determine the allowance for credit losses by geographic market and take into consideration historical credit experience, creditworthiness of the customer and other pertinent information. We make concerted efforts to collect all accounts receivable, but sometimes we have to write-off the account against the allowance when we determine the account is uncollectible. The allowance for credit losses was $109.8 million and $93.2 million as of December 31, 2025 and 2024, respectively.

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

Contingent Consideration - Contingent consideration related to business combinations is recognized at its estimated fair value on the acquisition date. Subsequent changes to the fair value of those contingent consideration arrangements are recognized in the financial statement line item "Acquisition, integration, divestiture and related". Contingent consideration obligations related to business acquisitions may consist of development, regulatory and commercial milestone payments, and revenue or earnings-based payments, and are valued using discounted cash flow techniques. The estimated fair value related to achievement of development, regulatory and commercial milestone payments reflects management’s expectations of the probability of payment, and increases or decreases as the probability of payment or expectation of timing or amount of payments changes. The estimated fair value related to achievement of revenue-based payments is based upon probability-weighted future revenue estimates and increases or decreases as revenue estimates or expectation of timing or amount of payments changes.

At the end of each reporting period, we remeasure the fair value of these obligations based upon new information and record changes in their fair values until either the contingent consideration obligation is satisfied through payment upon achievement of, or the obligation no longer exists due to the failure to achieve the specified objectives. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in our estimates of the likelihood or timing of achieving development or commercial milestones, changes in the assumed probability associated with regulatory approval, and changes in the projected cashflows related to certain revenue milestones.

The assumptions related to estimating the fair value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration recorded in any given period.

If the transaction is determined to be an asset acquisition rather than a business combination, a contingent consideration liability is recognized when the specified objective is deemed probable and is estimable.

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

Other Income (Expense), Net - Other income (expense), net includes gains/(losses) on changes in fair value of our investments, gains/(losses) on remeasurement of monetary assets and liabilities denominated in a currency other than an subsidiary's functional currency and the related gains/(losses) on derivative instruments that are not designated as hedging instruments that we use to manage the currency exposures of these assets and liabilities, certain components of pension expense, and other non-operating gains/(losses). In the years ended December 31, 2025, 2024 and 2023, we recognized gains of $14.7 million, losses of $42.1 million and losses of $18.5 million, respectively, on our investments in other debt and equity securities.

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

Accounting Pronouncements Recently Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures, which is an amendment to ASC Topic 740 - Income Taxes. The ASU improves the transparency of income tax disclosures by requiring greater disaggregated information about an entity’s effective tax rate reconciliation and requiring additional disclosures and disaggregation of income taxes paid, among other amendments to improve the effectiveness of income tax disclosures. We adopted the guidance effective for the year ended December 31, 2025, on a prospective basis. See Note 16 for the additional income tax disclosures.

Accounting Pronouncements Not Yet Adopted

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

We sell products through two principal channels: 1) direct to healthcare institutions, such as hospitals and ambulatory surgery centers, referred to as direct channel accounts; and 2) through stocking distributors and healthcare dealers. In direct channel accounts and with some healthcare dealers, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment, as we retain the ability to control the inventory. Upon implantation, we issue an invoice and revenue is recognized. Consignment sales represented approximately 85 percent of our net sales in 2025. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. Payment terms vary by customer, but are typically less than 90 days.

With sales to stocking distributors and some healthcare dealers and hospitals, revenue is generally recognized when control of our product passes to the customer, which can be upon shipment of the product or receipt by the customer. We estimate sales recognized in this manner represented approximately 15 percent of our net sales in 2025. These customers may purchase items in large quantities if incentives are offered or if there are new product offerings in a market, which could cause period-to-period differences in sales. Direct channel accounts may also make opportunistic orders where control of our product passes in this manner. It is our accounting policy to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service. We have contracts with these customers or orders may be placed from available price lists. Payment terms vary by customer, but are typically less than 90 days.

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

We offer volume-based discounts, rebates, prompt pay discounts, limited rights of return and other various incentives which we account for under the variable consideration model. If sales incentives may be earned by a customer for purchasing a specified amount of our product, we estimate whether such incentives will be achieved and recognize these incentives as a reduction in revenue in the same period the underlying revenue transaction is recognized. We primarily use the expected value method to estimate incentives. Under the expected value method, we consider the historical experience of similar programs as well as review sales trends on a customer-by-customer basis to estimate what levels of incentives will be earned. Occasionally, products are returned and, accordingly, we maintain an estimated refund liability based upon the expected value method that is recorded as a reduction in revenue.

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

Net sales by geography are as follows (in millions):

	For the Years Ended December 31,
	2025	2024	2023
United States	$4,764.0	$4,439.0	$4,288.8
International	3,467.5	3,239.6	3,105.4
Total	$8,231.5	$7,678.6	$7,394.2

Net sales by product category are as follows (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Knees	$3,322.3	$3,173.5	$3,038.4
Hips	2,093.5	1,999.1	1,967.2
S.E.T	2,150.2	1,865.7	1,752.6
Technology & Data, Bone Cement and Surgical	665.6	640.3	636.0
Total	$8,231.5	$7,678.6	$7,394.2

4.
Restructuring

In February 2025 and then as further expanded in December 2025, our management approved a global restructuring program (the “2025 Restructuring Plan”) intended to reduce costs and transform the way we operate. The 2025 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $155 million by the end of 2027. The pre-tax restructuring charges consist of employee termination benefits, contract terminations for sales agents and other charges, such as consulting fees. The expenses incurred under our 2025 Restructuring Plan are reported in our “Restructuring and other cost reduction initiatives” financial statement line item. The following table summarizes the liabilities recognized related to the 2025 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2024	$-	$-	$-	$-
Expenses incurred	121.3	7.3	8.2	136.8
Cash payments	(30.1)	(2.3)	(5.1)	(37.5)
Foreign currency exchange rate changes	0.3	-	-	0.3
Balance, December 31, 2025	$91.5	$5.0	$3.1	$99.6

Expense incurred since the start of the 2025 Restructuring Plan	$121.3	$7.3	$8.2	$136.8

Expense estimated to be recognized for the 2025 Restructuring Plan	$130.0	$10.0	$15.0	$155.0

In December 2023, our management approved a global restructuring program (the “2023 Restructuring Plan”) intended to optimize our cost base and drive greater efficiencies throughout the company. The 2023 Restructuring Plan concluded in 2025 and resulted in total pre-tax restructuring charges of approximately $115 million over the life of the plan. The pre-tax restructuring charges consisted of employee termination benefits, contract terminations for sales agents and other charges, such as consulting fees. The expenses incurred under our 2023 Restructuring Plan are reported in our “Restructuring and other cost reduction initiatives” financial statement line item. The following table summarizes the liabilities recognized related to the 2023 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2022	$-	$-	$-	$-
Expenses incurred	9.2	-	3.6	12.8
Cash payments	-	-	(1.0)	(1.0)
Non-cash activity	-	-	2.4	2.4
Balance, December 31, 2023	9.2	-	5.0	14.2
Expenses incurred	84.6	3.1	13.0	100.7
Cash payments	(73.9)	(1.7)	(12.6)	(88.2)
Foreign currency exchange rate changes	(1.1)	-	(0.1)	(1.2)
Non-cash activity	-	-	1.6	1.6
Balance, December 31, 2024	18.8	1.4	6.9	27.1
Expenses incurred	(2.2)	2.9	0.8	1.5
Cash payments	(14.9)	(3.3)	(6.8)	(25.0)
Foreign currency exchange rate changes	1.3	-	0.4	1.7
Balance, December 31, 2025	$3.0	$1.0	$1.3	$5.3

Total expense incurred under the 2023 Restructuring Plan	$91.6	$6.0	$17.4	$115.0

In December 2021, our management approved a global restructuring program (the “2021 Restructuring Plan”) intended to further reduce costs and to reorganize our global operations in preparation for the spinoff of ZimVie. The 2021 Restructuring Plan concluded in 2024 and resulted in total pre-tax restructuring charges of approximately $169 million over the life of the plan. The pre-tax restructuring charges consisted of employee termination benefits; contract terminations for sales agents; and other charges, such as consulting fees and project management expenses. The expenses incurred under our 2021 Restructuring Plan are reported in our “Restructuring and other cost reduction initiatives” financial statement line item. The 2021 Restructuring Plan was substantially complete at the end of 2024 and, accordingly, information for 2025 has not been provided. The following table summarizes the liabilities recognized related to the 2021 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2022	$10.5	$25.0	$3.1	$38.6
Expenses incurred	6.0	22.0	9.3	37.3
Cash payments	(12.5)	(30.2)	(9.6)	(52.3)
Foreign currency exchange rate changes	0.2	0.8	0.1	1.1
Balance, December 31, 2023	4.2	17.6	2.9	24.7
Expenses incurred	(2.1)	(0.1)	2.4	0.2
Cash payments	(1.5)	(14.8)	(3.8)	(20.1)
Foreign currency exchange rate changes	(0.1)	(0.7)	(0.1)	(0.9)
Balance, December 31, 2024	$0.5	$2.0	$1.4	$3.9

Total expense incurred under the 2021 Restructuring Plan	$57.0	$73.7	$38.6	$169.3

In December 2019, our Board of Directors approved, and we initiated, a global restructuring program (the “2019 Restructuring Plan”) with an objective of reducing costs to allow us to further invest in higher priority growth opportunities. The 2019 Restructuring Plan substantially concluded in 2025 and resulted in total pre-tax restructuring charges of approximately $393 million over the life of the plan. The pre-tax restructuring charges consisted of employee termination benefits; contract terminations for facilities and sales agents; and other charges, such as consulting fees, project management and relocation costs, including costs to close a manufacturing facility.

The following table summarizes the location on our consolidated statement of earnings and type of cost for our 2019 Restructuring Plan (in millions):

	Year Ended December 31, 2025
	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Cost of products sold, excluding intangible asset amortization	$-	$-	$0.2	$0.2
Restructuring and other cost reduction initiatives	7.8	-	17.0	24.8
	$7.8	$-	$17.2	$25.0

	Year Ended December 31, 2024
	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Cost of products sold, excluding intangible asset amortization	$-	$-	$11.5	$11.5
Restructuring and other cost reduction initiatives	26.4	-	10.2	36.6
	$26.4	$-	$21.7	$48.1

	Year Ended December 31, 2023
	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Cost of products sold, excluding intangible asset amortization	$-	$-	$8.2	$8.2
Restructuring and other cost reduction initiatives	17.4	-	15.9	33.3
	$17.4	$-	$24.1	$41.5

The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2022	$28.9	$9.0	$6.4	$44.3
Expenses incurred	17.4	-	24.1	41.5
Cash payments	(2.1)	(3.4)	(27.7)	(33.2)
Foreign currency exchange rate changes	(0.4)	-	0.1	(0.3)
Balance, December 31, 2023	43.8	5.6	2.9	52.3
Expenses incurred	26.4	-	21.7	48.1
Cash payments	(32.0)	(1.8)	(23.2)	(57.0)
Foreign currency exchange rate changes	(0.2)	-	(0.1)	(0.3)
Balance, December 31, 2024	38.0	3.8	1.3	$43.1
Expenses incurred	7.8	-	17.2	25.0
Cash payments	(48.5)	(1.9)	(17.8)	(68.2)
Foreign currency exchange rate changes	3.3	-	-	3.3
Balance, December 31, 2025	$0.6	$1.9	$0.7	$3.2

Total expense incurred under the 2019 Restructuring Plan	$159.9	$35.0	$197.6	$392.5

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

5.
Share-Based Compensation

Our share-based payments primarily consist of stock options and restricted stock units (“RSUs”). Share-based compensation expense was as follows (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Total expense, pre-tax	$90.2	$101.0	$99.8
Tax benefit related to awards	7.7	8.7	16.7
Total expense, net of tax	$82.5	$92.3	$83.1

We had two equity compensation plans in effect at December 31, 2025: the 2009 Stock Incentive Plan (“2009 Plan”) and the Stock Plan for Non-Employee Directors. We have reserved the maximum number of shares of common stock available for awards under the terms of each of these plans. We have registered 59.9 million shares of common stock under these plans. The 2009 Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards in the form of performance shares or units, restricted stock, RSUs and stock appreciation rights. The Compensation and Management Development Committee of the Board of Directors determines the grant date for annual grants under our equity compensation plans. The date for annual grants under the 2009 Plan to our executive officers is expected to occur in the first quarter of each year following the earnings announcements for the previous quarter and full year. The Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and RSUs to non-employee directors. It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares, except in limited circumstances where they are issued from treasury stock. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our equity compensation plans is limited. During 2024 and 2025, we did not grant any type of stock option awards. At December 31, 2025, an aggregate of 10.5 million shares were available for future grants and awards under these plans.

Stock Options

Stock options granted to date under our plans generally vest over three or four years and have a maximum contractual life of 10 years. As established under our equity compensation plans, vesting may accelerate upon retirement after the first anniversary date of the award if certain criteria are met. We recognize expense related to stock options on a straight-line basis over the requisite service period, less awards expected to be forfeited using estimated forfeiture rates. Due to the accelerated retirement provisions, the requisite service period of our stock options ranges from one to four years. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

A summary of stock option activity for the year ended December 31, 2025 is as follows (options in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value (in millions)
Outstanding at January 1, 2025	5,371	$124.21
Options granted	-	-
Options exercised	(91)	92.72
Options forfeited	(3)	128.14
Options expired	(682)	116.93
Outstanding at December 31, 2025	4,595	$125.91	3.4	$-
Vested or expected to vest as of December 31, 2025	4,595	$125.91	3.4	$-
Exercisable at December 31, 2025	4,594	$125.91	3.4	$-

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

The following table presents information regarding the weighted average fair value of stock options granted, the assumptions used to determine fair value, the intrinsic value of options exercised and the tax benefit of options exercised in the indicated year. No stock options were granted in 2025 and 2024 and therefore certain information is not applicable (“N/A”).

	For the Years Ended December 31,
	2025	2024	2023
Dividend yield	N/A	N/A	0.8%
Volatility	N/A	N/A	27.7%
Risk-free interest rate	N/A	N/A	3.5%
Expected life (years)	N/A	N/A	5.0
Weighted average fair value of options granted	N/A	N/A	$36.65
Intrinsic value of options exercised (in millions)	$1.0	$11.4	$23.2
Tax benefit of options exercised (in millions)	$0.2	$2.3	$4.4

As of December 31, 2025, there was no unrecognized share-based payment expense related to nonvested stock options granted under our plans.

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

A summary of nonvested RSU activity for the year ended December 31, 2025 is as follows (RSUs in thousands):

		Weighted Average
		Grant Date
	RSUs	Fair Value
Outstanding at January 1, 2025	2,069	$123.37
Granted	1,832	98.00
Vested	(683)	102.19
Forfeited	(438)	114.40
Outstanding at December 31, 2025	2,780	$108.83

For the RSUs with service conditions only, the fair value of the awards was determined based upon the fair market value of our common stock on the date of grant. For the RSUs with market conditions, a Monte Carlo valuation technique was used to simulate the market conditions of the awards. The outcome of the simulation was used to determine the fair value of the awards.

We are required to estimate the number of RSUs that will vest and recognize share-based payment expense on a straight-line basis over the requisite service period. As of December 31, 2025, we estimate that 1,944,684 outstanding RSUs will vest. If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period. Based upon the number of RSUs that we expect to vest, the unrecognized share-based payment expense as of December 31, 2025 was $100.7 million and is expected to be recognized over a weighted-average period of 1.8 years. The fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 based upon our stock price on the date of vesting was $71.0 million, $51.2 million, and $26.9 million, respectively.

6.
Inventories

Inventories consisted of the following (in millions):

	As of December 31,
	2025	2024
Finished goods	$1,832.2	$1,771.7
Work in progress	181.0	175.1
Raw materials	273.2	288.5
Inventories	$2,286.4	$2,235.3

Amounts charged to the consolidated statements of earnings for excess and obsolete inventory in the years ended December 31, 2025, 2024 and 2023 were $311.2 million, $149.9 million and $155.2 million, respectively.

7.
Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	As of December 31,
	2025	2024
Land	$22.5	$18.5
Building and equipment	2,419.8	2,273.1
Capitalized software costs	623.8	575.1
Instruments	3,905.0	3,589.6
Construction in progress	286.3	233.9
	7,257.4	6,690.2
Accumulated depreciation	(5,050.3)	(4,641.4)
Property, plant and equipment, net	$2,207.1	$2,048.8

Depreciation expense was $427.9 million, $404.4 million and $390.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

We had $11.7 million and $10.4 million of property, plant and equipment included in accounts payable as of December 31, 2025 and 2024, respectively.

8.
Fair Value Measurements of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of December 31, 2025
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$41.4	$-	$41.4	$-
Cross-currency interest rate swaps	49.7	-	49.7	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	4.0	-	4.0	-
Total Assets	$95.1	$-	$95.1	$-
Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$4.8	$-	$4.8	$-
Cross-currency interest rate swaps	9.4	-	9.4	-
Interest rate swaps	112.4	-	112.4	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.4	-	1.4	-
Contingent payments related to acquisitions	299.2	-	-	299.2
Total Liabilities	$427.2	$-	$128.0	$299.2

	As of December 31, 2024
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$89.5	$-	$89.5	$-
Cross-currency interest rate swaps	50.3	-	50.3	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.8	-	1.8	-
Total Assets	$141.6	$-	$141.6	$-
Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$1.8	$-	$1.8	$-
Cross-currency interest rate swaps	14.2	-	14.2	-
Interest rate swaps	158.6	-	158.6	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	0.8	-	0.8	-
Contingent payments related to acquisitions	180.7	-	-	180.7
Total Liabilities	$356.1	$-	$175.4	$180.7

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

Contingent payments related to acquisitions consist of sales-based payments and development and regulatory milestones, and are valued using discounted cash flow techniques. The fair value of sales-based payments is based upon significant unobservable inputs such as probability-weighted future revenue estimates and simulating the numerous potential outcomes, and changes as revenue estimates increase or decrease. The fair value of the development and regulatory milestones are based on the probability of success in obtaining the specified development achievement or regulatory approval. The fair value of sales-based payments and development and regulatory milestones utilize significant unobservable inputs, which could reasonably change in future periods resulting in significantly higher or lower fair value measurements. If our estimates of future revenue or probability of achievement increase, the fair value measurements for these contingent payments will increase. Vice versa, if our estimates of future revenue or probability of achievement decrease, the fair value measurements for these contingent payments will decline. For each of our acquisitions that include contingent consideration, there is a maximum payout. Accordingly, the range of our potential contingent consideration payments are $25 million to $795 million.

Contingent payments related to our acquisition of Embody, Inc. (“Embody”) in February 2023 are to be settled by issuance of our common stock and cash payments. The Embody acquisition is discussed in Note 9. During the year ended December 31, 2025, we issued 0.3 million shares of our common stock valued at $27.8 million and paid $4.4 million of cash for a commercial milestone related to the Embody acquisition. The fair value of common stock was determined to be $101.02 per share, which represented the average of our high and low stock prices on the settlement date. During the year ended December 31, 2024, we issued 0.2 million shares of our common stock valued at $23.4 million and paid $1.5 million of cash for a commercial milestone related to the Embody acquisition.

The fair value of common stock was determined to be $123.87 per share, which represented the average of our high and low stock prices on the settlement date.

See Note 9 for a description of the contingent consideration related to the Paragon 28 and Monogram acquisitions.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities	2025	2024	2023
Contingent payments related to acquisitions
Beginning balance	$180.7	$141.7	$17.4
New contingent consideration related to acquisitions	246.3	61.0	138.5
Change in estimates	(77.1)	7.1	16.0
Settlements	(52.8)	(28.9)	(30.2)
Foreign currency impact	2.1	(0.2)	-
Ending balance	$299.2	$180.7	$141.7

Changes in estimates for contingent payments related to acquisitions are recognized in the “Acquisition, integration, divestiture” and related line item on our consolidated statements of earnings.

9.
Acquisitions

2025 Acquisitions

Paragon 28, Inc.

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

Paragon 28 is a leading medical device company focused exclusively on the foot and ankle orthopedic segment. The acquisition increases our market share in the foot and ankle segment, which has been growing faster than some of the other segments in which we compete. We paid $1,241.5 million in initial consideration utilizing cash on hand and borrowing $400.0 million on our five-year credit agreement and $150.0 million on our Uncommitted Credit Facility (as defined in Note 12). The CVRs issued to former Paragon 28 shareholders may result in up to approximately $90.0 million in additional consideration if certain revenue milestones are achieved. We determined the fair value of the additional consideration to be $35.0 million as of the acquisition date. The estimated fair value of this contingent consideration liability was calculated using a Black Scholes framework, utilizing strike prices at the maximum and minimum amount of the revenue that needs to be achieved to earn a payout, and discounting to present value the estimated payment. In addition, we incurred $72.4 million of acquisition expenses related to the Paragon 28 acquisition in the year ended December 31, 2025, primarily consisting of compensation expense and investment banking fees that are included in "Acquisition, integration, divestiture and related" in our consolidated statement of earnings. The compensation expense included $43.4 million related to the discretionary accelerated vesting of Paragon 28 unvested restricted stock units as agreed upon as part of the merger agreement.

As part of the Paragon 28 business combination, the fair value of acquired technology was estimated using the multi-period excess earnings method, which isolates the net earnings attributable to the asset being measured. Significant assumptions used in the valuation of technology included revenue growth rates, obsolescence rate, gross margin, operating expenses, and contributory asset charge rate.

The goodwill related to the Paragon 28 acquisition represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to the acquisition is generated from the operational synergies, cross-selling opportunities and future development we expect to achieve from the technologies acquired. The goodwill related to this acquisition is not expected to be deductible for tax purposes. The goodwill related to the Paragon 28 acquisition is allocated among the Americas, EMEA, and APAC operating segments and the Americas Orthopedics, EMEA, and APAC reporting units. See Note 10 for the allocation among operating segments.

The purchase price allocation for the Paragon 28 acquisition is preliminary as of December 31, 2025. We need additional time to finalize tax-related accounts and the estimated fair values of contingent assets and liabilities. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the acquisition date.

The following table summarizes the estimates of fair value of the assets acquired and liabilities assumed related to the Paragon 28 acquisition (in millions):

Cash consideration	$1,241.5
Contingent consideration	35.0
Fair value of consideration transferred	$1,276.5

Cash	$15.2
Accounts receivable, net	36.8
Inventories	152.6
Prepaid expenses and other current assets	5.6
Intangible assets subject to amortization:
Technology	324.0
Trademarks and trade names	44.0
Customer relationships	91.5
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	103.0
Property, plant and equipment	68.0
Other assets	2.3
Current liabilities	(95.5)
Deferred income taxes	(89.2)
Other long-term liabilities	(1.9)
Net assets acquired	$656.4

Goodwill	$620.1

The weighted average amortization periods selected for technology, trademarks and trade names and customer relationships were 10 years, 15 years and 5 years, respectively. The IPR&D intangible assets relate to several projects that are expected to be commercialized from 2025 through 2027. Upon commercialization subsequent to the acquisition date, $18.4 million of IPR&D was reclassified to a definite-lived intangible asset and began amortizing over the applicable estimated useful life.

Monogram Technologies Inc.

On October 7, 2025, we completed the acquisition of all outstanding shares of Monogram Technologies Inc. (“Monogram”), an orthopedic robotics company. Monogram's semi- and fully-autonomous robotic technologies are expected to add to our suite of orthopedic robotics, enabling solutions and analytics to address the needs of surgeons pre-, intra- and post-operatively. At the effective time of the acquisition, each outstanding common share of Monogram was automatically cancelled and retired and converted into the right to receive (i) $4.04 in cash and (ii) a non-tradeable CVR entitling the holder to receive up to $12.37 per share in cash if certain product development, regulatory and revenue milestones are achieved through 2030. Monogram also had outstanding shares of Series D preferred stock and Series E preferred stock, which were automatically cancelled and retired at the effective time of the acquisition. In the case of each share of Monogram’s Series D preferred stock, shareholders received $2.25 in cash, without interest, plus an amount equal to any accrued but unpaid dividends, and in the case of each share of Monogram’s Series E preferred stock, shareholders received $100.00 in cash, without interest. Upon completion of the acquisition, Monogram became a wholly-owned subsidiary of Zimmer Biomet.

We paid $175.9 million in initial consideration. The CVRs issued to Monogram common stockholders may result in up to approximately $570 million in additional consideration if certain product development, regulatory and revenue milestones are achieved through 2030. We estimated the contingent consideration liability to be $211.3 million, of which $201.6 million was allocated to additional consideration to acquire Monogram and $9.7 million was allocated to the discretionary accelerated vesting of Monogram unvested stock options and expensed as an acquisition-related cost. Total acquisition-related costs were $19.6 million. The estimated fair value of the contingent consideration liability related to the development and regulatory milestones was calculated based on the probability of achieving the specified milestones and considered the time value of money. The first development milestone was achieved in January 2026. The estimated fair value of the contingent consideration liability related to the revenue milestones is estimated using a Monte Carlo simulation method which models a range of potential revenue trajectories over the applicable milestone periods and estimates the expected milestone payments based on the probability of achieving the specified thresholds. Significant assumptions used in the valuation related to the Monte Carlo simulation included revenue growth rates and the appropriate discount rate to reflect the time value of money and risk associated with the obligation.

As part of the Monogram business combination, the fair value of the IPR&D was estimated using the multi-period excess earnings method, which isolates the net earnings attributable to the asset being measured. Significant assumptions used in the valuation of IPR&D included revenue growth rates, obsolescence rate, discount rate, and contributory asset charge rate.

The goodwill related to the Monogram acquisition represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to the acquisition is generated from the cross-selling opportunities and future development we expect to achieve from the technologies acquired. No goodwill is expected to be deductible for income tax purposes. The goodwill related to the Monogram acquisition is included in the Americas operating segment and the Americas Orthopedics reporting unit.

The purchase price allocation for the Monogram acquisition is preliminary as of December 31, 2025. We need additional time to finalize tax-related accounts. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the acquisition date.

The following table summarizes the estimates of fair value of the assets acquired and liabilities assumed related to the Monogram acquisition (in millions):

Initial consideration	$175.9
Contingent consideration	201.6
Fair value of consideration transferred	$377.5

Current assets	$9.4
Intangible assets not subject to amortization:
IPR&D	131.5
Other assets	1.5
Current liabilities	(13.9)
Deferred income taxes	(13.9)
Other long-term liabilities	(0.1)
Total identifiable net assets	$114.5

Goodwill	$263.0

The Monogram robotic technologies are currently not commercialized and therefore have been recognized as an IPR&D intangible asset. The fully-autonomous robot is currently undergoing a clinical study. We expect commercialization to begin in 2027. Upon commercialization, the IPR&D will be reclassified to a definite-lived intangible asset and begin amortizing over the applicable estimated useful life.

2024 Acquisitions

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

During the year ended December 31, 2025, there were no material adjustments to the fair values of assets and liabilities acquired from the 2024 acquisitions.

The purchase price allocations for the 2024 acquisitions are final as of December 31, 2025. The following table summarizes the aggregate final estimates of fair value of the assets acquired and liabilities assumed related to the 2024 acquisitions (in millions):

Cash consideration	$294.8
Contingent consideration	61.0
Fair value of consideration transferred	$355.8

Current assets	$24.4
Intangible assets subject to amortization:
Technology	112.5
Trademarks and trade names	5.0
Customer relationships	40.8
Intangible assets not subject to amortization:
IPR&D	7.0
Other assets	4.1
Current liabilities	(6.4)
Deferred income taxes	(33.9)
Other long-term liabilities	(0.5)
Total identifiable net assets	$152.9

Goodwill	$202.9

The weighted average amortization periods selected for technology, customer relationships and trademarks and trade names were 14 years, 9 years and 14 years, respectively. Upon receiving regulatory approval subsequent to the applicable acquisition date, the $7.0 million of IPR&D was reclassified to a definite-lived intangible asset and began amortizing over the applicable estimated useful life.

2023 Acquisitions

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

These four acquisitions are collectively referred to in this report as the “2023 acquisitions”. Refer to Note 8 for information regarding the issuance of common stock and cash payments related to the contingent consideration liabilities that have occurred subsequent to the acquisition dates.

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

The purchase price allocations for the 2023 acquisitions were final as of December 31, 2024. The following table summarizes the aggregate final estimates of fair value of the assets acquired and liabilities assumed related to the 2023 acquisitions (in millions):

Initial consideration	$272.4
Contingent consideration	138.5
Fair value of consideration transferred	$410.9

Current assets	$13.1
Intangible assets subject to amortization:
Technology	144.0
Trademarks and trade names	3.5
Customer relationships	40.1
Intangible assets not subject to amortization:
IPR&D	36.3
Other assets	4.8
Current liabilities	(8.2)
Deferred income taxes	(37.7)
Total identifiable net assets	$195.9

Goodwill	$215.0

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

10.
Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in millions):

	Americas	EMEA	Asia Pacific	Total
Balance at January 1, 2024
Goodwill	$8,273.5	$1,326.8	$552.7	$10,153.0
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	8,265.8	-	552.7	8,818.5
2024 acquisitions	156.5	44.1	-	200.6
Currency translation	(53.2)	(0.4)	(14.4)	(68.0)
Balance at December 31, 2024
Goodwill	8,376.8	1,370.5	538.3	10,285.6
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	8,369.1	43.7	538.3	8,951.1
Purchase accounting adjustments related to 2024 acquisitions	1.7	0.6	-	2.3
Paragon 28 acquisition	513.3	32.6	74.2	620.1
Monogram acquisition	263.0	-	-	263.0
Currency translation	101.6	1.7	7.3	110.6
Balance at December 31, 2025
Goodwill	9,256.4	1,405.4	619.8	11,281.6
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	$9,248.7	$78.6	$619.8	$9,947.1

As discussed further in Note 9, we completed acquisitions during the years ended December 31, 2025, 2024 and 2023, resulting in additional goodwill.

We perform our annual test of goodwill impairment in the fourth quarter of every year. In connection with the annual goodwill impairment test in the fourth quarter of 2025, we estimated the fair value of our Americas Orthopedics and Asia Pacific reporting units using the income and market approaches. In the annual 2025 test, the estimated fair values of each of the Americas Orthopedics and Asia Pacific reporting units exceeded their carrying values by more than 25 percent. We performed a qualitative test on our EMEA and Americas CMFT reporting units and concluded it was more likely than not that the fair value of each of these reporting units exceeded their carrying values.

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

There were no goodwill impairment charges for the years ended December 31, 2025, 2024 and 2023.

The components of identifiable intangible assets were as follows (in millions):

	Technology	Intellectual Property Rights	Trademarks and Trade Names	Customer Relationships	IPR&D	Other	Total
As of December 31, 2025:
Intangible assets subject to amortization:
Gross carrying amount	$3,833.1	$478.0	$571.1	$5,290.0	$-	$206.7	$10,378.9
Accumulated amortization	(2,322.5)	(383.2)	(349.6)	(3,110.7)	-	(171.0)	(6,337.0)
Intangible assets not subject to amortization:
Gross carrying amount	-	-	459.3	-	216.1	-	675.4
Total identifiable intangible assets	$1,510.6	$94.8	$680.8	$2,179.3	$216.1	$35.7	$4,717.3
As of December 31, 2024:
Intangible assets subject to amortization:
Gross carrying amount	$3,438.1	$478.0	$520.4	$5,124.5	$-	$188.4	$9,749.4
Accumulated amortization	(2,056.6)	(346.3)	(313.0)	(2,761.4)	-	(123.7)	(5,601.0)
Intangible assets not subject to amortization:
Gross carrying amount	-	-	450.0	-	-	-	450.0
Total identifiable intangible assets	$1,381.5	$131.7	$657.4	$2,363.1	$-	$64.7	$4,598.4

In the year ended December 31, 2025, we recognized intangible assets of $27.0 million related to agreements we have entered into in order to acquire the ownership rights or gain access to various technologies. The weighted average amortization period selected for these intangible assets was 7 years. The contractual payments under these agreements are included in "Acquisition of intangible assets" in our consolidated statements of cash flows. We have recognized current liabilities of approximately $15.0 million for the remaining portion of the contractual payments, which represents noncash investing activity for the year ended December 31, 2025.

In the year ended December 31, 2024, we recognized intangible assets of $205.8 million related to agreements we have entered into in order to acquire the ownership rights or gain access to various technologies. The weighted average amortization period selected for these intangible assets was 8 years. The contractual payments under these agreements are included in "Acquisition of intangible assets" in our consolidated statements of cash flows. As of December 31, 2024, we recognized current liabilities and noncurrent liabilities of approximately $31.0 million and

$35.0 million, respectively, for the remaining portion of the contractual payments to be made in future years, which represented noncash investing activity for the year ended December 31, 2024.

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

Estimated annual amortization expense based upon intangible assets recognized as of December 31, 2025 for the years ending December 31, 2026 through 2030 is (in millions):

For the Years Ending December 31,
2026	$633.6
2027	619.8
2028	613.6
2029	564.9
2030	448.4

11.
Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	As of December 31,
	2025	2024
Other current liabilities:
License and service agreements	$139.0	$110.5
Salaries, wages and benefits	477.1	373.2
Customer rebates	243.0	203.1
Accrued liabilities	834.5	706.5
Total other current liabilities	$1,693.6	$1,393.3

.

12.
Debt

Our debt consisted of the following (in millions):

	As of December 31,
	2025	2024
Current portion of long-term debt
3.550% Senior Notes due 2025	-	863.0
2.425% Euro Notes due 2026	587.1	-
Total short-term debt	$587.1	$863.0
Long-term debt
3.050% Senior Notes due 2026	-	600.0
4.700% Senior Notes due 2027	600.0	-
5.350% Senior Notes due 2028	500.0	500.0
3.550% Senior Notes due 2030	257.5	257.5
5.050% Senior Notes due 2030	550.0	-
2.600% Senior Notes due 2031	750.0	750.0
5.200% Senior Notes due 2034	700.0	700.0
4.250% Senior Notes due 2035	253.4	253.4
5.500% Senior Notes due 2035	600.0	-
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
2.425% Euro Notes due 2026	-	517.7
1.164% Euro Notes due 2027	587.1	517.7
3.518% Euro Notes due 2032	822.0	724.8
0.930% Swiss Notes Due 2030	265.1	-
1.560% Swiss Notes Due 2035	492.2	-
Debt discount and issuance costs	(46.1)	(34.1)
Adjustment related to interest rate swaps	(112.4)	(158.6)
Total long-term debt	$6,932.0	$5,341.6

In 2025, we redeemed the $863.0 million outstanding principal amount of our 3.550% Senior Notes due 2025 and the $600.0 million outstanding principal amount of our 3.050% Senior Notes due 2026.

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

On February 19, 2025, we completed the offering of $600.0 million aggregate principal amount of our 4.700% Senior Notes due February 19, 2027, $550.0 million aggregate amount of our 5.050% Senior Notes due February 19, 2030, and $600.0 million aggregate principal amount of our 5.500% Senior Notes due February 19, 2035. Interest is payable on these Senior Notes on February 19 and August 19 of each year until maturity. We received proceeds of $1,748.1 million from the 2027 Notes, 2030 Notes and 2035 Notes.

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

The 2025 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets. The 2025 Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2025 Five-Year Credit Agreement as of December 31, 2025. As of December 31, 2025, there were no outstanding borrowings under the 2025 Five-Year Credit Agreement.

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

The 2025 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets. The 2025 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2025 364-Day Revolving Credit Agreement as of December 31, 2025. As of December 31, 2025, there were no outstanding borrowings under the 2025 364-Day Revolving Credit Agreement.

On August 28, 2023, we entered into an uncommitted facility letter (the "Uncommitted Credit Facility"), which provides that from time to time, we may request, and the lender in its absolute and sole discretion may provide, short-term loans. Borrowings under the Uncommitted Credit Facility may be used only for general corporate and working capital purposes. The Uncommitted Credit Facility provides that the aggregate principal amount of outstanding borrowings at any time shall not exceed $300.0 million. Each borrowing under the Uncommitted Credit Facility will mature on the maturity date specified by the lender at the time of the advance, which will be no more than 90 days following the date of the advance. The Uncommitted Credit Facility and borrowings thereunder are unsecured. Borrowings under the Uncommitted Credit Facility bear interest at floating rates, based upon either Term SOFR for the applicable interest period, the prime rate, or lender’s cost of funds, in each case, plus an applicable margin determined at the time of each borrowing. The Uncommitted Credit Facility includes customary affirmative and negative covenants and events of default for unsecured uncommitted financing arrangements. We were in compliance with all covenants under the Uncommitted Credit Facility as of December 31, 2025. As of December 31, 2025, there were no outstanding borrowings under the Uncommitted Credit Facility.

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

The estimated fair value of our senior notes, which includes our Euro and Swiss notes, as of December 31, 2025, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $7,603.8 million.

At December 31, 2025 and 2024, the weighted average interest rate for our borrowings was 3.8 percent and 3.7 percent, respectively. We paid $298.4 million, $200.8 million, and $200.6 million in interest during 2025, 2024, and 2023, respectively.

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

The following table shows the changes in the components of AOCI, net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance December 31, 2024	$(239.0)	$88.2	$(112.0)	$(262.8)
AOCI before reclassifications	69.8	(6.3)	37.6	101.1
Reclassifications to statements of earnings	-	(45.3)	1.3	(44.0)
Balance December 31, 2025	$(169.2)	$36.6	$(73.1)	$(205.7)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain / (Loss)
	Reclassified from AOCI
	For the Years Ended December 31,			Location on
Component of AOCI	2025	2024	2023	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$56.3	$85.3	$94.1	Cost of products sold
Forward starting interest rate swaps	(0.7)	(0.7)	(0.7)	Interest expense, net
	55.6	84.6	93.4	Total before tax
	10.3	14.7	16.0	Provision for income taxes
	$45.3	$69.9	$77.4	Net of tax
Defined benefit plans
Settlements, Prior service cost and unrealized actuarial gain	$(1.9)	$1.1	$6.1	Other income (expense), net
	(0.6)	0.5	0.3	Provision for income taxes
	$(1.3)	$0.6	$5.8	Net of tax
Total reclassifications	$44.0	$70.5	$83.2	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our consolidated statements of comprehensive income (loss) (in millions):

	For the Years Ended December 31,
	Before Tax			Tax			Net of Tax
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Foreign currency cumulative translation adjustments	$7.1	$(40.3)	$(2.9)	$(62.7)	$39.3	$(12.8)	$69.8	$(79.6)	$9.9
Unrealized cash flow hedge (losses) gains	(6.7)	116.0	84.8	(0.4)	21.2	13.7	(6.3)	94.8	71.1
Reclassification adjustments on cash flow hedges	(55.6)	(84.6)	(93.4)	(10.3)	(14.7)	(16.0)	(45.3)	(69.9)	(77.4)
Adjustments to prior service cost and unrecognized actuarial assumptions	48.7	(18.6)	(17.0)	9.8	(1.5)	(1.7)	38.9	(17.1)	(15.3)
Total Other Comprehensive (Loss) Income	$(6.5)	$(27.5)	$(28.5)	$(63.6)	$44.3	$(16.8)	$57.1	$(71.8)	$(11.7)

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

As of December 31, 2025 and December 31, 2024, the following amounts were recorded on our consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Long-term debt	$884.0	$837.6	$(112.4)	$(158.6)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes (the 4.450% Senior Notes due 2045) we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering. The interest rate swaps were settled, and the remaining loss to be recognized at December 31, 2025 was $22.5 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

Derivatives Designated as Net Investment Hedges

We are exposed to the impact of foreign exchange rate fluctuations in the investments in our wholly-owned foreign subsidiaries that are denominated in currencies other than the U.S. Dollar. In order to mitigate the volatility in foreign exchange rates, we have issued Euro notes. In September 2025, we issued Swiss Franc notes, as discussed in Note 12. We have designated 100 percent of our Euro notes and Swiss notes to hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro and Swiss Franc, respectively. All changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of AOCI in our consolidated balance sheets.

At December 31, 2025, we had receive-fixed-rate, pay-fixed-rate cross-currency interest rate swaps with notional amounts outstanding of Japanese Yen 54.1 billion and Swiss Franc 290 million. These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Japanese Yen and Swiss Franc. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated. We recognize the excluded component in interest expense, net on our consolidated statements of earnings. The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our consolidated statements of cash flows. In the year ended December 31, 2025, Euro 225 million and Swiss Franc 75 million of these cross-currency interest rate swaps matured at a loss of $8.0 million and a loss of $18.6 million, respectively. In the year ended December 31, 2024, Euro 475 million of these cross-currency interest rate swaps matured at a loss of $19.3 million. In the year ended December 31, 2023, Euro 100 million and Swiss Franc 50 million of these cross-currency interest rate swaps matured at a gain of $6.0 million and a loss of $3.0 million, respectively. The settlement of these transactions with the counterparties is reflected in investing cash flows in our consolidated statements of cash flows and will remain in AOCI on our consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts outstanding at December 31, 2025, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from January 2026 through April 2028. As of December 31, 2025, the notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars were $1,599.6 million. As of December 31, 2025, the notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs were $433.3 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our consolidated statements of earnings, consolidated statements of comprehensive income (loss) and consolidated balance sheets (in millions):

	Amount of Gain / (Loss)				Amount of Gain / (Loss)
	Recognized in AOCI			Location on	Reclassified from AOCI
	Years Ended December 31,			Statement of	Years Ended December 31,
Derivative Instrument	2025	2024	2023	Earnings	2025	2024	2023
Foreign exchange forward contracts	$(6.7)	$116.0	$84.8	Cost of products sold	$56.3	$85.3	$94.1
Forward starting interest rate swaps	-	-	-	Interest expense, net	(0.7)	(0.7)	(0.7)
	$(6.7)	$116.0	$84.8		$55.6	$84.6	$93.4

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the consolidated balance sheet at December 31, 2025, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $40.7 million, or $36.5 million after taxes, which is deferred in AOCI. A gain of $30.7 million, or $24.8 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.8 million, or $0.6 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effects of fair value, cash flow and net investment hedge accounting on our consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Years Ended December 31,
	2025		2024		2023
	Cost of	Interest	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$2,493.7	$(292.8)	$2,191.2	$(218.0)	$2,083.8	$(201.2)
The effects of fair value, cash flow and net investment hedging:
Loss on fair value hedging relationships
Interest rate swaps	-	(31.7)	-	(41.1)	-	(38.9)
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	56.3	-	85.3	-	94.1	-
Forward starting interest rate swaps	-	(0.7)	-	(0.7)	-	(0.7)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	23.7	-	30.9	-	33.7

Derivatives Not Designated as Hedging Instruments

The following gains from these derivative instruments were recognized on our consolidated statements of earnings (in millions):

	Location on	Years Ended December 31,
Derivative Instrument	Statements of Earnings	2025	2024	2023
Foreign exchange forward contracts	Other income (expense), net	$2.6	$10.5	$4.4

These gains do not reflect losses of $14.2 million, $26.1 million and $21.6 million in 2025, 2024 and 2023, respectively, recognized in other income (expense), net as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of December 31, 2025 and 2024, all derivative instruments designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our consolidated balance sheets. On our consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of December 31, 2025		As of December 31, 2024
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$50.7	Other current assets	$82.3
Cross-currency interest rate swaps	Other current assets	29.0	Other current assets	1.6
Foreign exchange forward contracts	Other assets	18.7	Other assets	24.5
Cross-currency interest rate swaps	Other assets	20.7	Other assets	48.7
Total asset derivatives		$119.1		$157.1

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$5.2	Other current assets	$7.1

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$24.9	Other current liabilities	$13.8
Cross-currency interest rate swaps	Other current liabilities	9.4	Other current liabilities	12.0
Foreign exchange forward contracts	Other long-term liabilities	7.9	Other long-term liabilities	5.3
Cross-currency interest rate swaps	Other long-term liabilities	-	Other long-term liabilities	2.2
Interest rate swaps	Other long-term liabilities	112.4	Other long-term liabilities	158.6
Total liability derivatives		$154.6		$191.9

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$2.6	Other current liabilities	$6.1

The table below presents the effects of our master netting agreements on our consolidated balance sheets (in millions):

		As of December 31, 2025			As of December 31, 2024
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$50.7	$21.5	$29.2	$82.3	$12.6	$69.7
Cash flow hedges	Other assets	18.7	6.5	12.2	24.5	4.7	19.8
Derivatives not designated as hedges	Other current assets	5.2	1.2	4.0	7.1	5.3	1.8

Liability Derivatives
Cash flow hedges	Other current liabilities	24.9	21.5	3.4	13.8	12.6	1.2
Cash flow hedges	Other long-term liabilities	7.9	6.5	1.4	5.3	4.7	0.6
Derivatives not designated as hedges	Other current liabilities	2.6	1.2	1.4	6.1	5.3	0.8

The following net investment hedge gains (losses) were recognized on our consolidated statements of comprehensive income (loss) (in millions):

	Amount of Gain / (Loss)
	Recognized in AOCI
	Years Ended December 31,
Derivative Instrument	2025	2024	2023
Euro Notes	$(236.0)	$80.8	$(37.4)
Swiss Notes	(13.3)	-	-
Cross-currency interest rate swaps	(22.5)	79.5	(16.9)
	$(271.8)	$160.3	$(54.3)

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

Defined Benefit Plans

The components of net pension expense for our defined benefit retirement plans were as follows (in millions):

	For the Years Ended December 31,
	U.S. and Puerto Rico			Foreign
	2025	2024	2023	2025	2024	2023
Service cost	$0.2	$0.3	$0.4	$20.9	$18.1	$15.5
Interest cost	18.1	18.3	18.7	12.4	14.2	15.7
Expected return on plan assets	(30.7)	(30.7)	(30.1)	(24.2)	(24.4)	(22.5)
Settlements	-	-	0.1	(2.4)	(2.2)	(2.6)
Amortization of prior service cost	0.2	0.1	0.2	0.9	(3.1)	(4.4)
Amortization of unrecognized actuarial loss	2.8	3.5	2.8	0.4	0.6	(2.2)
Net periodic (income) benefit expense	$(9.4)	$(8.5)	$(7.9)	$8.0	$3.2	$(0.5)

In our consolidated statements of earnings, service cost is reported in the same location as other compensation costs arising from services rendered by the pertinent employees while the other components of net pension expense are reported in other income (expense), net.

The weighted average actuarial assumptions used to determine net pension expense for our defined benefit retirement plans were as follows:

	For the Years Ended December 31,
	U.S. and Puerto Rico			Foreign
	2025	2024	2023	2025	2024	2023
Discount rate	5.27%	4.97%	5.25%	1.71%	2.18%	2.60%
Rate of compensation increase	-	-	-	2.46%	2.49%	2.33%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%	3.02%	3.30%	3.17%

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

Changes in projected benefit obligations and plan assets were (in millions):

	For the Years Ended December 31,
	U.S. and Puerto Rico		Foreign
	2025	2024	2025	2024
Projected benefit obligation - beginning of year	$356.2	$380.6	$656.4	$654.4
Service cost	0.2	0.3	20.9	18.1
Interest cost	18.1	18.3	12.4	14.2
Plan Amendments	-	-	-	7.6
Employee contributions	-	-	26.8	21.7
Benefits paid	(20.6)	(22.0)	(77.2)	(67.3)
Actuarial loss (gain)	14.6	(21.0)	(8.6)	53.2
Settlements	-	-	-	(2.3)
Translation loss (gain)	-	-	82.1	(43.2)
Projected benefit obligation - end of year	$368.5	$356.2	$712.8	$656.4

	For the Years Ended December 31,
	U.S. and Puerto Rico		Foreign
	2025	2024	2025	2024
Plan assets at fair market value - beginning of year	$444.0	$433.8	$718.4	$751.7
Actual return on plan assets	60.6	32.0	50.3	46.0
Employer contributions	0.1	0.1	18.1	17.5
Employee contributions	-	-	26.8	21.7
Settlements	-	-	-	(2.3)
Benefits paid	(20.6)	(22.0)	(77.2)	(67.3)
Translation gain (loss)	-	-	90.7	(48.9)
Plan assets at fair market value - end of year	$484.1	$444.0	$827.1	$718.4
Funded status	$115.6	$87.8	$114.3	$62.0

	For the Years Ended December 31,
	U.S. and Puerto Rico		Foreign
	2025	2024	2025	2024
Amounts recognized in consolidated balance sheet:
Prepaid pension	$116.8	$89.0	$133.6	$82.5
Short-term accrued benefit liability	(0.1)	(0.1)	(0.4)	(1.3)
Long-term accrued benefit liability	(1.1)	(1.1)	(18.9)	(19.2)
Net amount recognized	$115.6	$87.8	$114.3	$62.0

The weighted average actuarial assumptions used to determine the projected benefit obligation for our defined benefit retirement plans were as follows:

	For the Years Ended December 31,
	U.S. and Puerto Rico			Foreign
	2025	2024	2023	2025	2024	2023
Discount rate	5.58%	5.05%	5.38%	2.10%	1.76%	2.21%
Rate of compensation increase	-	-	-	2.45%	2.50%	2.34%

Plans with projected benefit obligations in excess of plan assets were as follows (in millions):

	As of December 31,
	U.S. and Puerto Rico		Foreign
	2025	2024	2025	2024
Projected benefit obligation	$1.2	$1.2	$28.1	$26.9
Plan assets at fair market value	-	-	9.3	8.0

Total accumulated benefit obligations and plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	As of December 31,
	U.S. and Puerto Rico		Foreign
	2025	2024	2025	2024
Total accumulated benefit obligations	$368.5	$356.2	$697.0	$641.0
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	1.2	1.2	26.1	24.8
Plan assets at fair market value	-	-	9.3	8.0

The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

For the Years Ending December 31,	U.S. and Puerto Rico	Foreign
2026	$26.5	$43.5
2027	27.0	40.5
2028	27.1	40.6
2029	28.5	39.7
2030	27.0	39.3
2031-2035	133.7	193.6

The U.S. and Puerto Rico defined benefit retirement plans’ overall investment strategy seeks to mitigate risk and balance the volatility of assets relative to liabilities due to interest rate fluctuations while allowing for some level of long-term growth of capital. We have established target ranges of assets held by the plans of 30 to 50 percent for equity securities and 50 to 70 percent for debt securities. The plans strive to have sufficiently diversified assets so that adverse or unexpected results from one asset class will not have an unduly detrimental impact on the entire portfolio. We regularly review the investments in the plans and we may rebalance them from time-to-time based upon the target asset allocation of the plans, funded status, or market environment to better align returns with the timing of expected benefit payments to participants.

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

The fair value of our U.S. and Puerto Rico pension plan assets by asset category was as follows (in millions):

	As of December 31, 2025
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$7.0	$7.0	$-	$-
Equity securities	209.6	-	209.6	-
Fixed income securities	267.5	-	267.5	-
Total	$484.1	$7.0	$477.1	$-

	As of December 31, 2024
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$7.8	$7.8	$-	$-
Equity securities	225.8	-	225.8	-
Fixed income securities	210.4	-	210.4	-
Total	$444.0	$7.8	$436.2	$-

The fair value of our foreign pension plan assets was as follows (in millions):

	As of December 31, 2025
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$39.6	$39.6	$-	$-
Equity securities	188.5	172.5	16.0	-
Fixed income securities	193.4	-	193.4	-
Other types of investments	184.6	-	184.6	-
Real estate	221.0	-	-	221.0
Total	$827.1	$212.1	$394.0	$221.0

	As of December 31, 2024
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$29.3	$29.3	$-	$-
Equity securities	165.7	150.6	15.1	-
Fixed income securities	177.6	-	177.6	-
Other types of investments	162.8	-	162.8	-
Real estate	183.0	-	-	183.0
Total	$718.4	$179.9	$355.5	$183.0

As of December 31, 2025 and 2024, our defined benefit pension plans’ assets did not hold any direct investment in Zimmer Biomet Holdings common stock.

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

The following table provides a reconciliation of the beginning and ending balances of our foreign pension plan assets measured at fair value that used significant unobservable inputs (Level 3) (in millions):

December 31, 2025
Beginning Balance	$183.0
Change in fair value of assets	16.8
Net purchases and sales	(5.6)
Translation gain	26.8
Ending Balance	$221.0

We expect that we will have minimal legally required funding requirements in 2026 for the qualified U.S. and Puerto Rico defined benefit retirement plans, and we do not expect to voluntarily contribute to these plans during 2026. Contributions to foreign defined benefit plans are estimated to be $16.0 million in 2026. We do not expect the assets in any of our plans to be returned to us in the next year.

Defined Contribution Plans

We also sponsor defined contribution plans for substantially all of the U.S. and Puerto Rico employees and certain employees in other countries.

The benefits offered under these plans are reflective of local customs and practices in the countries concerned. We expensed $56.6 million, $56.2 million and $60.4 million related to these plans for the years ended December 31, 2025, 2024 and 2023, respectively.

16.
Income Taxes

The components of earnings (loss) before income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2025	2024	2023

United States operations	$(127.5)	$251.8	$57.0
Foreign operations	958.3	784.8	1,010.3
Total	$830.8	$1,036.6	$1,067.3

The provision (benefit) for income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Current:
Federal	$62.9	$4.4	$0.5
State	21.5	20.9	19.5
Foreign	128.5	153.8	118.5
	212.9	179.1	138.5
Deferred:
Federal	(120.9)	(59.7)	(125.2)
State	(30.8)	(12.3)	(16.7)
Foreign	64.5	24.3	45.6
	(87.2)	(47.7)	(96.3)
Provision for income taxes	$125.7	$131.4	$42.2

The components of income taxes paid, net of refunds received, consisted of the following (in millions):

	For the Years Ended December 31,
	2025	2024	2023

US federal	$196.9
US state and local	24.1
US income tax paid	$221.0
Foreign
China	$25.5
Other - foreign	130.4
Foreign income tax paid	$155.9
Net income taxes paid	$376.9
Net income tax paid (prior to ASU 2023-09)	$-	$328.5	$215.2

A reconciliation of the U.S. statutory income tax rate to our effective tax rate, and related dollar amounts, for the year ended December 31, 2025 is as follows ($ in millions):

	For the Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory income tax rate	$174.5	21.0%
Domestic state and local income taxes, net of federal effect	(7.3)	(0.9)
Foreign tax effects
Switzerland
Statutory income tax rate differential	(85.0)	(10.2)
Intercompany distributions	28.9	3.5
State and local income taxes	15.0	1.8
Other	2.2	0.3
China
Intercompany distributions	22.6	2.7
Other	0.2	-
Other foreign jurisdictions	4.4	0.5
Cross-border tax laws
Global intangible low-taxed income	47.0	5.6
Foreign derived deduction eligible income	(9.5)	(1.1)
Cross-border tax laws - other	14.8	1.8
Tax credits
Research credits	(16.5)	(2.0)
Foreign tax credits	(19.0)	(2.3)
Valuation allowance changes	95.7	11.5
Nontaxable and nondeductible items
Contingent consideration	(17.1)	(2.1)
Nontaxable and nondeductible items - other	3.5	0.4
Worldwide changes in unrecognized tax benefits	1.5	0.2
Other
Investments in partnership	(48.4)	(5.8)
Capital loss	(105.5)	(12.7)
Net operating loss	9.9	1.2
Domestic federal - other	13.8	1.7
Total	$125.7	15.1%

For the year ended December 31, 2025, state and local income taxes in California, Illinois, Indiana, New York, and Minnesota comprise the majority of the domestic state and local income taxes, net of federal effect category.

A reconciliation of the U.S. statutory income tax rate to our effective tax rate for the years ended December 31, 2024 and 2023 is as follows:

	For the Years Ended December 31,
	2024	2023
U.S. statutory income tax rate	21.0%	21.0%
State taxes, net of federal deduction	0.7	0.2
Tax impact of foreign operations, including U.S. taxes on international income and foreign tax credits	(6.6)	(0.3)
Change in valuation allowance	(0.3)	(0.2)
Non-deductible expenses	0.3	0.7
Tax impact of certain significant transactions	0.1	-
Tax benefit relating to foreign derived intangible income and U.S. manufacturer’s deduction	(0.2)	(0.8)
R&D tax credit	(1.1)	(0.6)
Share-based compensation	1.0	0.1
Net uncertain tax positions, including interest and penalties	(3.2)	(16.0)
Other	1.0	(0.1)
Effective income tax rate	12.7%	4.0%

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

The components of deferred taxes consisted of the following (in millions):

	As of December 31,
	2025	2024
Deferred tax assets:
Inventory	$266.7	$202.6
Net operating loss carryover	459.3	452.4
Tax credit carryover	121.2	100.5
Capital loss carryover	123.7	7.4
Product liability and litigation	23.7	25.9
Accrued liabilities	94.2	54.8
Share-based compensation	41.2	42.2
Accounts receivable	28.8	31.2
Foreign currency items	28.7	-
Research and development	93.0	129.9
Investment in partnerships	52.6	-
Lease liability	55.3	58.1
Other	1.6	9.4
Total deferred tax assets	1,390.0	1,114.4
Less: Valuation allowances	(573.0)	(449.4)
Total deferred tax assets after valuation allowances	$817.0	$665.0
Deferred tax liabilities:
Fixed assets	$153.0	$118.2
Intangible assets	534.6	437.0
Foreign currency items	-	40.8
Lease asset	49.1	51.4
Defined benefit plans	49.1	33.5
Other	13.4	16.5
Total deferred tax liabilities	799.2	697.4
Total net deferred income taxes	$17.8	$(32.4)

At December 31, 2025, net operating loss, tax credit carryovers, and capital loss carryovers are available to reduce future federal, state and foreign taxable earnings (in millions):

Expiration Period:	Net operating loss carryover	Tax credit carryover	Capital loss carryover
1-5 years	$24.2	$29.0	$115.3
6-10 years	231.9	78.8	-
11+ years	39.5	12.2	0.6
Indefinite	163.7	1.2	7.8
	459.3	121.2	123.7
Valuation allowances	$391.0	$47.8	$123.7

The assessment of the realizability of deferred tax assets related to capital loss carryforwards requires significant judgment. Realization of these deferred tax assets is dependent on our ability to generate capital gains of the appropriate character prior to expiration of the carryforwards. As a result, we have recorded a full valuation allowance against these deferred tax assets as of the reporting date. This conclusion could change if future events provide sufficient positive evidence, including but not limited to strategic asset sales, changes in investment strategy, or other taxable transactions that generate capital gains of the appropriate character. We monitor these factors on an ongoing basis. A change in judgment regarding the realizability of these capital loss carryforwards could result in a reduction of the valuation allowance and a corresponding decrease in income tax expense in the period such determination is made.

The remaining valuation allowances booked against deferred tax assets of $10.5 million relate primarily to accrued liabilities and intangible assets that management believes, more likely than not, will not be realized.

We generally intend to limit distributions such that they would not result in significant U.S. tax costs. These distributions could come from foreign subsidiaries earnings that were previously taxed in the U.S. as a result of the transition tax or tax on Global Intangible Low-Taxed Income (“GILTI”). These previously taxed earnings would not be subject to further U.S. federal tax. However, in 2025 we implemented a policy to repatriate cash reserves from China to the U.S. and recorded appropriate current and deferred tax impacts. We have not provided deferred taxes on any other outside basis differences in our investments in other foreign subsidiaries as these other outside basis differences are indefinitely reinvested in the operations of our foreign entities. If we decide later to repatriate these earnings to the U.S., we would be required to provide for the net tax effects on these amounts. We estimate that the total tax effect of a potential repatriation would not be significant under enacted tax laws and regulations and at current foreign currency exchange rates.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Balance at January 1	$241.4	$391.9	$521.0
Increases related to business combinations	0.6	-	-
Increases related to prior periods	1.4	80.9	68.7
Decreases related to prior periods	(0.3)	(136.8)	(206.2)
Increases related to current period	4.8	4.3	8.7
Decreases related to settlements with taxing authorities	-	(98.4)	-
Decreases related to lapse of statute of limitations	(0.5)	(0.5)	(0.3)
Balance at December 31	$247.4	$241.4	$391.9
Amounts impacting effective tax rate, if recognized balance at December 31	$213.2	$204.1	$251.6

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. During 2025, we released interest and penalties of $2.2 million, and as of December 31, 2025, had a recognized asset for interest and penalties receivable of $3.6 million, which does not include any increase related to business combinations.

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

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (OBBBA), was signed into law in the U.S., which includes a broad range of tax reform provisions. Beginning in 2025, the OBBBA provides an elective deduction for domestic research and development expenses, a reinstatement of elective 100% first-year bonus depreciation and repeal of non-U.S. corporations' fiscal year end. The legislation did not have a material impact on our consolidated financial statements as of December 31, 2025.

Members of the OECD, over 140 countries, have agreed in principle to a global minimum tax of 15% of reported profits (Pillar 2). The OECD has published model rules on Pillar 2 and many countries have now incorporated Pillar 2 model rule concepts into their domestic laws. The model rules provide a framework for applying the minimum tax, however, countries may enact Pillar 2 slightly differently than the model rules and on different timelines. In January 2025, the U.S. issued an executive order announcing opposition to aspects of these rules and in June 2025, the G7 countries agreed that U.S. Multi-National Entities (MNEs) should be excluded from certain aspects of the Pillar 2 global minimum tax rules. On January 5, 2026, the OECD/G20 announced the Side-by-Side (SbS) package, implemented as administrative guidance and modifying the operation of Pillar 2 rules. The package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar 2. The SbS package fully exempts U.S.-parented groups from the application of two of the three Pillar 2 top up taxes. We will continue to monitor U.S. and international legislative developments, including further announcements on the Side-by-Side package, to assess any potential impacts on our operations.

17.
Capital Stock and Earnings per Share

We are authorized to issue 250.0 million shares of preferred stock, none of which were issued or outstanding as of December 31, 2025.

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

	For the Years Ended December 31,
	2025	2024	2023
Weighted average shares outstanding for basic net earnings per share	198.0	203.1	208.7
Effect of dilutive stock options and other equity awards	0.7	0.8	1.0
Weighted average shares outstanding for diluted net earnings per share	198.7	203.9	209.7

For the years ended December 31, 2025, 2024 and 2023, an average of 4.6 million options, 3.5 million options and 2.7 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock.

18.
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

We reclassified certain immaterial prior period expenses to conform to the current year presentation.

Segment operating profit measures by segment are as follows (in millions):

	Americas			EMEA			Asia Pacific			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023

Net Sales	$5,144.6	$4,794.8	$4,624.1	$1,828.8	$1,691.1	$1,592.4	$1,258.1	$1,192.8	$1,177.7	$8,231.5	$7,678.6	$7,394.2
Cost of products sold, excluding intangible asset amortization	1,133.5	983.7	967.8	685.4	588.9	541.8	437.8	375.5	362.5
Selling, general and administrative	1,362.1	1,231.4	1,165.3	537.8	498.9	498.8	360.2	342.0	362.5
Research and development	3.4	3.5	3.4	10.5	9.0	6.9	14.1	13.3	15.6
Segment profit	$2,645.7	$2,576.3	$2,487.7	$595.0	$594.3	$545.0	$446.0	$462.1	$437.0	$3,686.7	$3,632.7	$3,469.7
Corporate items										1,922.7	1,755.1	1,630.5
Intangible asset amortization										665.9	591.9	561.5
Other (income) expense, net										(25.5)	31.1	9.3
Interest expense, net										292.8	218.0	201.2
Earnings before income taxes										$830.8	$1,036.6	$1,067.3

Other segment information is as follows (in millions):

	Depreciation and Amortization			Segment Assets
	Year Ended December 31,			As of December 31,
	2025	2024	2023	2025	2024

Americas	$160.2	$150.3	$134.5	$1,440.0	$1,344.0
EMEA	66.4	65.8	67.2	737.0	655.0
Asia Pacific	61.2	61.1	62.3	460.0	311.0
Corporate items	140.1	127.2	126.2	1,353.8	1,406.0
Intangible asset amortization	665.9	591.9	561.5	-	-
Total	$1,093.8	$996.3	$951.7	$3,990.8	$3,716.0

We conduct business in the following countries that hold 10 percent or more of our total consolidated Property, plant and equipment, net (in millions):

	As of December 31,
	2025	2024
United States	$1,331.5	$1,258.3
Other countries	875.6	790.5
Property, plant and equipment, net	$2,207.1	$2,048.8

U.S. sales were $4,764.0 million, $4,439.0 million, and $4,288.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Sales within any other individual country were less than 10 percent of our consolidated sales in each of those years. Sales are attributable to a country based upon the customer's country of domicile.

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

Information on our leases is as follows ($ in millions):

	For the Years Ended December 31,
	2025	2024	2023
Lease cost	$64.3	$64.7	$59.7
Cash paid for leases recognized in operating cash flows	$67.9	$57.9	$62.8
Right-of-use assets obtained in exchange for new lease liabilities	$38.1	$86.2	$77.8

	As of December 31,
	2025	2024
Right-of-use assets recognized in Other assets	$204.2	$213.5
Lease liabilities recognized in Other current liabilities	$57.5	$53.2
Lease liabilities recognized in Other long-term liabilities	$175.5	$190.2
Weighted-average remaining lease term	6.0 years	6.6 years
Weighted-average discount rate	3.6%	3.5%

Our variable lease costs are not significant.

Our future minimum lease payments as of December 31, 2025 were (in millions):

For the Years Ending December 31,
2026	$64.2
2027	52.8
2028	37.5
2029	28.4
2030	21.0
Thereafter	59.1
Total	263.0
Less imputed interest	30.0
Total	$233.0

20.
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

When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and other contingencies are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, and/or potentially involve penalties, fines or punitive damages. In addition to the current matters, we are subject to the risk of future governmental, regulatory and legal actions. Governmental and regulatory actions may lead to product recalls, injunctions and other restrictions on our operations and monetary sanctions, which may include substantial civil or criminal penalties. Actions involving intellectual property could result in a loss of patent protection or the ability to market products, which could lead to significant sales reductions or cost increases, or otherwise materially affect the results of our operations.

We recognize litigation-related charges in Selling, general and administrative expense on our consolidated statement of earnings. During the years ended December 31, 2025, 2024 and 2023, we recognized $22.7 million, $30.5 million and $21.6 million, respectively, of net litigation-related charges. At December 31, 2025 and 2024, accrued litigation liabilities were $136.2 million and $156.4 million, respectively. These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies. The ultimate cost of litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on our financial condition and results of operations.

Litigation

In connection with our ongoing efforts to transform our sales and distribution strategies and go-to-market model in China, including making significant changes across our independent distributor network, some of the displaced or impacted distributors in China have formally and informally raised legal claims against us. Additional claims may come from these and other parties in the future. Based on currently known information and our legal assessment of these lawsuits and other claims in China, we do not believe a loss is probable and, therefore, no accrual has been made. However, the outcome of these lawsuits and disputes in China is uncertain. The changes in go-to-market model and commercial strategies in China, the outcome of existing litigation and the potential for additional litigation could have a material adverse impact on our results of operations in China.

Other Contingencies

Contractual obligations: We have entered into development, distribution and other contractual arrangements not accounted for as business combinations that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our consolidated balance sheets. These estimated payments could range from $0 to approximately $225 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

The Company acquired Paragon 28 during the second quarter of 2025 in a purchase business combination. Management excluded Paragon 28 from its evaluation of internal control over financial reporting as of December 31, 2025. The Company will incorporate Paragon 28 into its annual report on internal control over financial reporting as of December 31, 2026. Paragon 28’s assets as of December 31, 2025, excluded from management’s assessment, were $267.7 million, or 1.1 percent of our total assets. Paragon 28’s net sales for the year ended December 31, 2025, excluded from management’s assessment, were $199.8 million, or 2.4 percent of our total net sales.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on their assessment, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2025 and issued an unqualified opinion thereon as stated in their report, which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Audit and Other Services

During the fourth quarter of 2025, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain audit related and tax services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act.

Trading Plan Arrangements

During the three-month period ended December 31, 2025, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in rules of the Securities and Exchange Commission.

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

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by directors, senior management and employees. A copy of this policy is incorporated as an exhibit to this Annual Report on Form 10-K.

The additional information required by this item is incorporated by reference from our definitive Proxy Statement for our 2026 annual meeting of stockholders (the “2026 Proxy Statement”) under the captions “Corporate Governance” and “Delinquent Section 16(a) Reports.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our 2026 Proxy Statement under the captions “Executive Compensation” and “Compensation of Non-Employee Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our 2026 Proxy Statement under the captions “Executive Compensation” and “Ownership of our Stock.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our 2026 Proxy Statement under the caption “Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our 2026 Proxy Statement under the caption “Audit Committee Matters.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements: See the Consolidated Financial Statements under Item 8 of this Report.

(2) Financial Statements Schedule

Schedule II. Valuation and Qualifying Accounts (in millions):

		Additions
	Balance at	Charged	Deductions /		Effects of	Balance at
	Beginning	(Credited)	Other Additions		Foreign	End of
Description	of Period	to Expense	to Reserve		Currency	Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2023	$78.4	$5.1	$(5.1)		$(3.3)	$75.1
Year Ended December 31, 2024	75.1	29.3	(7.1)		(4.1)	93.2
Year Ended December 31, 2025	93.2	31.3	(21.8)		7.1	109.8
Deferred Tax Asset Valuation Allowances:
Year Ended December 31, 2023	$463.2	$(3.1)	$3.7	(1)	$0.8	$464.6
Year Ended December 31, 2024	464.6	(3.9)	(7.9)	(1)	(3.4)	449.4
Year Ended December 31, 2025	449.4	(2.3)	123.9	(1)	2.0	573.0
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

Agreement and Plan of Merger, dated January 28, 2025, by and among Zimmer, Inc., Paragon 28, Inc., Gazelle Merger Sub I, Inc. and Zimmer Biomet Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 29, 2025)

3.1	Restated Certificate of Incorporation of Zimmer Biomet Holdings, Inc., dated May 29, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 3, 2025)
3.2	Restated Bylaws of Zimmer Biomet Holdings, Inc., effective December 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed February 24, 2023)
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2019)
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

4.8	Form of 4.250% Notes due 2035 (incorporated by reference to Exhibit 4.7 above)
4.9	Form of 4.450% Notes due 2045 (incorporated by reference to Exhibit 4.7 above)
4.10

Fourth Supplemental Indenture, dated as of December 13, 2016, between Zimmer Biomet Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2016)

4.11	Form of 2.425% Notes due 2026 (incorporated by reference to Exhibit 4.10 above)
4.12

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

4.14

Fifth Supplemental Indenture, dated as of March 19, 2018, between Zimmer Biomet Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 19, 2018)

4.15

Sixth Supplemental Indenture, dated as of November 15, 2019, between Zimmer Biomet Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 15, 2019)

4.16	Form of 1.164% Notes due 2027 (incorporated by reference to Exhibit 4.15 above)

4.17

Agency Agreement, dated as of November 15, 2019, by and between Zimmer Biomet Holdings, Inc., as issuer, Elavon Financial Services DAC, UK Branch, as paying agent, U.S. Bank National Association, as transfer agent and registrar, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed November 15, 2019)

4.18

Seventh Supplemental Indenture, dated as of March 20, 2020, between Zimmer Biomet Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 20, 2020)

4.19	Form of 3.550% Notes due 2030 (incorporated by reference to Exhibit 4.18 above)
4.20

Eighth Supplemental Indenture, dated as of November 24, 2021, between Zimmer Biomet Holdings, Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 24, 2021)

4.21	Form of 2.600% Notes due 2031 (incorporated by reference to Exhibit 4.20 above)
4.22

Ninth Supplemental Indenture, dated as of December 1, 2023, between Zimmer Biomet Holdings, Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 1, 2023)

4.23	Form of 5.350% Notes due 2028 (incorporated by reference to Exhibit 4.22 above)
4.24

Tenth Supplemental Indenture, dated as of August 15, 2024, between Zimmer Biomet Holdings, Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 15, 2024)

4.25	Form of 5.200% Notes due 2034 (incorporated by reference to Exhibit 4.24 above)
4.26

Eleventh Supplemental Indenture, dated as of November 20, 2024, between Zimmer Biomet Holdings, Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 20, 2024)

4.27	Form of 3.518% Notes due 2032 (incorporated by reference to Exhibit 4.26 above)
4.28

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

4.30	Form of 4.700% Notes due 2027 (incorporated by reference to Exhibit 4.29 above)
4.31	Form of 5.050% Notes due 2030 (incorporated by reference to Exhibit 4.29 above)
4.32	Form of 5.500% Notes due 2035 (incorporated by reference to Exhibit 4.29 above)
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
10.3*

Amendment to Zimmer Biomet Holdings, Inc. Executive Performance Incentive Plan, Effective May 7, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed May 11, 2020)

10.4*

Amended and Restated Zimmer Biomet Deferred Compensation Plan, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2022)

10.5*

Restated Zimmer Biomet Holdings, Inc. Long Term Disability Income Plan for Highly Compensated Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)

10.6*

Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)

10.7*

First Amendment to the Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)

10.8*

Offer Letter, dated as of August 21, 2023, by and between Zimmer Biomet Holdings, Inc. and Ivan Tornos (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 22, 2023)

10.9*

Change in Control Severance Agreement, dated as of August 21, 2023, by and between Zimmer Biomet Holdings, Inc. and Ivan Tornos (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 22, 2023)

10.10*

Form of Amendment to Change in Control Severance Agreement with Ivan Tornos, Suketu Upadhyay, Lori Winkler and Paul Stellato (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K filed February 23, 2024)

10.11*

Chief Executive Officer Confidentiality, Non-Competition and Non-Solicitation Agreement, dated as of August 21, 2023, by and between Zimmer Biomet Holdings, Inc. and Ivan Tornos (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed August 22, 2023)

10.12*

Form of Change in Control Severance Agreement with Paul Stellato, Suketu Upadhyay and Lori Winkler (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed February 26, 2019)

10.13*	Form of Change in Control Severance Agreement with Kevin Thornal (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed February 23, 2024)
10.14*

Form of Corporate Executive Confidentiality, Non-Competition and Non-Solicitation Agreement with Suketu Upadhyay and Lori Winkler (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed February 26, 2019)

10.15*

Swiss Employment Agreement by and between Zimmer GmbH and Wilfred van Zuilen dated as of May 5, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed August 3, 2021)

10.16*

Offer Letter by and between Zimmer Biomet Holdings, Inc. and Wilfred van Zuilen dated as of May 5, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed August 3, 2021)

10.17*

Swiss Employment Agreement by and between Zimmer GmbH and Jehanzeb Noor dated as of February 13, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed May 5, 2025)

10.18*

Change in Control Severance Agreement by and between Zimmer GmbH and Wilfred van Zuilen (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed August 3, 2021)

10.19*

Amendment to Change in Control Severance Agreement dated February 19, 2024 between Zimmer GmbH and Wilfred van Zuilen (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K filed February 23, 2024)

10.20*

Change in Control Severance Agreement by and between Zimmer GmbH and Jehanzeb Noor effective as of February 13, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 5, 2025)

10.21*

Confidentiality, Non-Competition and Non-Solicitation Agreement effective as of May 5. 2021 by and between Zimmer GmbH and Wilfred van Zuilen (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed August 3, 2021)

10.22*

Confidentiality, Non-Competition and Non-Solicitation Agreement effective as of February 14, 2025 by and between Zimmer GmbH and Jehanzeb Noor (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed May 5, 2025)

10.23*	Offer Letter between Zimmer Biomet Holdings, Inc. and Suketu Upadhyay dated June 13, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2019)
10.24*

Letter of Appointment by and between Zimmer Asia (HK) Limited and Sang Yi dated June 15, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2020)

10.25*	Change in Control Severance Agreement with Sang Yi dated June 15, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2020)
10.26*

Deed of Amendment dated February 19, 2024 between Zimmer Asia (HK) Limited and Sang-Uk Yi (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K filed February 23, 2024)

10.27*

Corporate Executive Confidentiality, Non-Competition and Non-Solicitation Agreement with Sang Yi dated June 15, 2020 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2020)

10.28*	Form of Change in Control Severance Agreement with Chad F. Phipps (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)

10.29*

Form of Corporate Executive Confidentiality, Non-Competition and Non-Solicitation Agreement with Chad F. Phipps (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 26, 2015)

10.30*

Offer Letter by and between Zimmer Biomet Holdings, Inc. and Paul Stellato dated as of April 5, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2022)

10.31*

Form of Corporate Executive Confidentiality, Non-Competition and Non-Solicitation Agreement with Paul Stellato (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 16, 2022)

10.32*

Offer Letter, dated as of May 20, 2025, by and between Zimmer Biomet Holdings, Inc. and Kevin Thornal (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 27, 2025)

10.33*

Employee Non-Disclosure, Trade Secret and Intellectual Property Agreement, dated as of May 24, 2025, by and between Zimmer Biomet Holdings, Inc. and Kevin Thornal (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed May 27, 2025)

10.34*	Restated Zimmer Biomet Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2018)
10.35*	Amendment to Restated Zimmer Biomet Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2022)
10.36*

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

10.38*

Zimmer Biomet Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended August 25, 2023 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed November 7, 2023)

10.39*	Form of Indemnification Agreement with Non-Employee Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)
10.40*	Zimmer Biomet Holdings, Inc. Executive Physical Sub Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed February 26, 2019)
10.41*	Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (As Amended on May 29, 2025) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 3, 2025)
10.42*

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

10.45*

Form of Performance-Based Restricted Stock Unit Award Agreement (2022) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed February 25, 2022)

10.46*

Form of Restricted Stock Unit Award Agreement (three-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed February 25, 2022)

10.47*

Form of Restricted Stock Unit Award Agreement (two-year cliff vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed August 6, 2018)

10.48*	Form of Restricted Stock Unit Award Agreement (four-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan
10.49*	Form of Restricted Stock Unit Award Agreement (five-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan

10.50

Zimmer Biomet Holdings, Inc. Employee Stock Purchase Plan, as amended and restated effective May 10, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2024)

10.51

Tax Matters Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.52

Intellectual Property Matters Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.53

Transitional Trademark License Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.54

Five-Year Revolving Credit Agreement, dated as of June 27, 2025, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 30, 2025)

10.55

364-Day Revolving Credit Agreement, dated as of June 27, 2025, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed June 30, 2025)

19	Zimmer Biomet Holdings, Inc. Stock Trading Policy, effective April 26, 2023 (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K filed February 25, 2025)
21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Zimmer Biomet Holdings, Inc. Compensation Recovery Policy, effective October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed February 23, 2024)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ZIMMER BIOMET HOLDINGS, INC.

	By:	/s/ Ivan Tornos
Dated: February 19, 2026		Ivan Tornos
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Ivan Tornos	Chairman, President and Chief Executive Officer	February 19, 2026
Ivan Tornos	(Principal Executive Officer)

/s/ Suketu Upadhyay	Chief Financial Officer and Executive Vice President -Finance, Operations and Supply Chain	February 19, 2026
Suketu Upadhyay	(Principal Financial Officer)

/s/ Paul Stellato	Vice President, Controller and Chief Accounting	February 19, 2026
Paul Stellato	Officer (Principal Accounting Officer)

/s/ Betsy Bernard	Director	February 19, 2026
Betsy Bernard

/s/ Michael Farrell	Director	February 19, 2026
Michael Farrell

/s/ Robert Hagemann	Director	February 19, 2026
Robert Hagemann

/s/ Arthur Higgins	Director	February 19, 2026
Arthur Higgins

/s/ Maria Teresa Hilado	Director	February 19, 2026
Maria Teresa Hilado

/s/ Syed Jafry	Director	February 19, 2026
Syed Jafry

/s/ Sreelakshmi Kolli	Director	February 19, 2026
Sreelakshmi Kolli

/s/ Devdatt Kurdikar	Director	February 19, 2026
Devdatt Kurdikar

/s/ Louis A. Shapiro	Director	February 19, 2026
Louis A. Shapiro