Form 10-Q
period 2026-03-31
ZIMMER BIOMET HOLDINGS, INC.
filed 2026-05-01
CIK 1136869

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

As of April 23, 2026, 193,462,482 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2026

Part I – Financial Information

Item 1. Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net Sales	$2,086.7	$1,909.1
Cost of products sold, excluding intangible asset amortization	576.2	549.8
Intangible asset amortization	162.1	151.0
Research and development	103.4	110.6
Selling, general and administrative	849.9	758.8
Restructuring and other cost reduction initiatives	6.3	36.0
Acquisition, integration, divestiture and related	15.6	10.6
Operating expenses	1,713.5	1,616.8
Operating Profit	373.2	292.3
Other (expense) income, net	(3.0)	2.9
Interest expense, net	(68.8)	(66.2)
Earnings before income taxes	301.3	229.0
Provision for income taxes	63.0	46.5
Net Earnings	238.3	182.6
Less: Net earnings attributable to noncontrolling interest	0.2	0.6
Net Earnings of Zimmer Biomet Holdings, Inc.	$238.1	$182.0

Earnings Per Common Share
Basic	$1.22	$0.92
Diluted	$1.22	$0.91
Weighted Average Common Shares Outstanding
Basic	195.0	198.9
Diluted	195.8	199.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net Earnings of Zimmer Biomet Holdings, Inc.	$238.1	$182.0
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	0.3	24.8
Unrealized cash flow hedge gains (losses), net of tax	20.0	(32.1)
Reclassification adjustments on hedges, net of tax	(6.1)	(17.3)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	1.1	0.1
Total Other Comprehensive Income (Loss)	15.3	(24.5)
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$253.4	$157.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$424.2	$591.9
Accounts receivable, less allowance for credit losses	1,728.6	1,704.4
Inventories	2,246.8	2,286.4
Prepaid expenses and other current assets	562.9	537.3
Total Current Assets	4,962.5	5,119.9
Property, plant and equipment, net	2,211.7	2,207.1
Goodwill	9,931.8	9,947.1
Intangible assets, net	4,547.6	4,717.3
Other assets	1,067.9	1,100.3
Total Assets	$22,721.6	$23,091.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$361.2	$303.0
Salaries, wages and benefits	293.9	477.1
Other current liabilities	1,033.3	1,216.5
Current portion of long-term debt	1,175.9	587.1
Total Current Liabilities	2,864.3	2,583.7
Deferred income taxes, net	249.9	244.1
Other long-term liabilities	630.7	626.1
Long-term debt	6,295.1	6,932.0
Total Liabilities	10,040.0	10,386.0
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 319.3 million shares as of March 31, 2026 (318.7 million as of December 31, 2025) issued	3.2	3.2
Paid-in capital	10,199.3	10,178.6
Retained earnings	11,802.5	11,611.0
Accumulated other comprehensive loss	(190.4)	(205.7)
Treasury stock, 125.9 million shares as of March 31, 2026 (123.2 million as of December 31, 2025)	(9,141.3)	(8,889.4)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,673.3	12,697.7
Noncontrolling interest	8.2	8.1
Total Stockholders' Equity	12,681.6	12,705.8
Total Liabilities and Stockholders' Equity	$22,721.6	$23,091.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
						Accumulated
						Other				Total
	Common Shares		Paid-in		Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital		Earnings	(Loss) Income	Number	Amount	Interest	Equity

Balance January 1, 2026	318.7	$3.2	$10,178.6		$11,611.0	$(205.7)	(123.2)	$(8,889.4)	$8.1	$12,705.8
Net earnings	-	-	-		238.1	-	-	-	0.2	238.3
Other comprehensive income	-	-	-		-	15.3	-	-	-	15.3
Cash dividends declared ($0.24 per share)	-	-	-	-	(46.4)	-	-	-	-	(46.4)
Stock compensation plans	0.6	-	20.7		(0.2)	-	-	0.4	-	20.9
Share repurchases	-	-	-		-	-	(2.6)	(252.3)	-	(252.3)
Balance March 31, 2026	319.3	$3.2	$10,199.3		$11,802.5	$(190.4)	(125.9)	$(9,141.3)	$8.2	$12,681.6

Balance January 1, 2025	317.5	$3.2	$10,038.1		$11,095.3	$(262.8)	(118.4)	$(8,405.7)	$8.1	$12,476.2
Net earnings	-	-	-		182.0	-	-	-	0.6	182.6
Other comprehensive loss	-	-	-		-	(24.5)	-	-	-	(24.5)
Cash dividends declared ($0.24 per share)	-	-	-		(47.4)	-	-	-	-	(47.4)
Stock compensation plans	0.6	-	20.7		(0.2)	-	-	0.5	-	21.0
Embody, Inc. acquisition consideration	0.3	-	27.8		-	-	-	-	-	27.8
Share repurchases	-	-	-		-	-	(2.1)	(231.9)	-	(231.9)
Balance March 31, 2025	318.4	$3.2	$10,086.6		$11,229.7	$(287.3)	(120.5)	$(8,637.1)	$8.7	$12,403.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows provided by (used in) operating activities:
Net earnings	$238.3	$182.6
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	270.0	254.4
Share-based compensation	24.2	19.6
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(7.4)	(15.6)
Receivables	14.5	(18.8)
Inventories	(20.9)	(3.0)
Accounts payable and accrued liabilities	(183.0)	(36.4)
Other assets and liabilities	23.5	(0.1)
Net cash provided by operating activities	359.4	382.8
Cash flows provided by (used in) investing activities:
Additions to instruments	(77.2)	(59.7)
Additions to other property, plant and equipment	(36.3)	(44.6)
Net investment hedge settlements	(0.3)	1.0
Acquisition of intangible assets	(39.0)	(2.4)
Other investing activities	(6.2)	(0.3)
Net cash used in investing activities	(159.0)	(106.0)
Cash flows provided by (used in) financing activities:
Proceeds from senior notes	-	1,748.1
Redemption of senior notes	-	(863.0)
Dividends paid to stockholders	(46.9)	(47.8)
Proceeds from employee stock compensation plans	12.3	16.7
Business combination contingent consideration payments	(69.0)	(17.4)
Debt issuance costs	-	(16.1)
Repurchase of common stock	(250.1)	(229.8)
Other financing activities	(15.6)	(15.2)
Net cash (used in) provided by financing activities	(369.2)	575.4
Effect of exchange rates on cash and cash equivalents	1.1	7.0
Change in cash and cash equivalents	(167.7)	859.1
Cash and cash equivalents, beginning of year	591.9	525.5
Cash and cash equivalents, end of period	$424.2	$1,384.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 20, 2026.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2025 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Results for interim periods should not be considered indicative of results for the full year.

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

Accounting Pronouncements Not Yet Adopted - In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Disaggregation of Income Statement Expenses, which is an amendment to ASC Topic 220 - Comprehensive Income. The ASU improves financial reporting by requiring disclosure of additional information about specific expense categories included in the expense captions presented on the income statement as well as disclosures about selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods for fiscal years beginning after December 15, 2027. The guidance will be applied prospectively with an option to apply the guidance retrospectively. Early adoption of this ASU is permitted. We are currently evaluating the impact this ASU will have on our disclosures.

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

In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities. The ASU establishes guidance on how to recognize, measure and present government grants, adopting certain principles from the grant accounting model in the International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. The ASU is effective for annual reporting periods beginning after December 15, 2028 and interim periods within those fiscal years. Entities may adopt the new guidance using a modified prospective, modified retrospective, or full retrospective approach. We are currently evaluating the impact ASU No. 2025-10 will have on our consolidated financial statements and related disclosures.

3. Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025
United States	$1,209.4	$1,113.6
International	877.4	795.5
Total	$2,086.7	$1,909.1

Net sales by product category are as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025
Knees	$828.6	$792.9
Hips	524.1	495.8
S.E.T.	562.2	470.5
Technology & Data, Bone Cement and Surgical	171.8	149.9
Total	$2,086.7	$1,909.1

S.E.T. includes sales from our Sports Medicine, Upper Extremities, Foot and Ankle, Trauma, Craniomaxillofacial and Thoracic ("CMFT") product categories.

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

4. Restructuring

In February 2025 and then as further expanded in December 2025, our management approved a new global restructuring program (the “2025 Restructuring Plan”) intended to reduce costs and transform the way we operate. The 2025 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $155 million by the end of 2027. The pre-tax restructuring charges consist of employee termination benefits, contract terminations for sales agents and other charges, such as consulting fees. The expenses incurred under our 2025 Restructuring Plan are reported in our “Restructuring and other cost reduction initiatives” financial statement line item. The following table summarizes the liabilities recognized related to the 2025 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended March 31, 2026	$2.3	$0.3	$3.7	$6.3

Balance, December 31, 2025	$91.5	$5.0	$3.1	$99.6
Expenses incurred in the three months ended March 31, 2026	2.3	0.3	3.7	6.3
Cash payments	(31.6)	(0.5)	(4.1)	(36.2)
Foreign currency exchange rate changes	(0.9)	-	-	(0.9)
Balance, March 31, 2026	$61.3	$4.8	$2.7	$68.8

Expense incurred since the start of the 2025 Restructuring Plan	$123.6	$7.6	$11.9	$143.1

Expense estimated to be recognized for the 2025 Restructuring Plan	$130.0	$10.0	$15.0	$155.0

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

5. Inventories

	March 31,	December 31,
	2026	2025
	(in millions)
Finished goods	$1,779.3	$1,832.2
Work in progress	182.0	181.0
Raw materials	285.5	273.2
Inventories	$2,246.8	$2,286.4

6. Property, Plant and Equipment

	March 31,	December 31,
	2026	2025
	(in millions)
Land	$22.5	$22.5
Buildings and equipment	2,428.7	2,419.8
Capitalized software costs	630.6	623.8
Instruments	3,964.9	3,905.0
Construction in progress	257.9	286.3
	7,304.6	7,257.4
Accumulated depreciation	(5,092.9)	(5,050.3)
Property, plant and equipment, net	$2,211.7	$2,207.1

We had $24.5 million and $11.7 million of property, plant and equipment included in accounts payable as of March 31, 2026 and December 31, 2025, respectively.

7. Acquisitions

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

The goodwill related to the Paragon 28 acquisition represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to the acquisition is generated from the operational synergies, cross-selling opportunities and future development we expect to achieve from the technologies acquired. The goodwill related to this acquisition is not expected to be deductible for tax purposes. See Note 8 for the allocation among operating segments.

The purchase price allocation for the Paragon 28 acquisition was preliminary as of March 31, 2026 as we needed additional time to finalize tax-related accounts and the estimated fair values of contingent assets and liabilities. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed no later than one year after the acquisition date.

The following table summarizes the estimates of fair value of the assets acquired and liabilities assumed related to the Paragon 28 acquisition (in millions):

Cash consideration	$1,241.5
Contingent consideration	35.0
Fair value of consideration transferred	$1,276.5

Cash	$15.2
Accounts receivable, net	36.8
Inventories	152.6
Prepaid expenses and other current assets	5.6
Intangible assets subject to amortization:
Technology	324.0
Trademarks and trade names	44.0
Customer relationships	91.5
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	103.0
Property, plant and equipment	68.0
Other assets	2.4
Current liabilities	(96.5)
Deferred income taxes	(87.7)
Other long-term liabilities	(1.9)
Total identifiable net assets	$657.0

Goodwill	$619.6

The weighted average amortization periods selected for technology, trademarks and trade names and customer relationships were 10 years, 15 years and 5 years, respectively. The IPR&D intangible assets relate to several projects that are expected to be commercialized from the acquisition date through 2027. Upon commercialization subsequent to the acquisition date, $18.4 million of IPR&D was reclassified in 2025 to a definite-lived intangible asset and began amortizing over the applicable estimated useful life.

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

The goodwill related to the Monogram acquisition represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to the acquisition is generated from the cross-selling opportunities and future development we expect to achieve from the technologies acquired. No goodwill is expected to be deductible for income tax purposes. The goodwill related to the Monogram acquisition is included in the Americas operating segment and the Americas excluding CMFT and Foot and Ankle reporting unit.

The purchase price allocation for the Monogram acquisition is preliminary as of March 31, 2026 . We need additional time to finalize tax-related accounts. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the acquisition date.

The following table summarizes the estimates of fair value of the assets acquired and liabilities assumed related to the Monogram acquisition (in millions):

Cash consideration	$175.9
Contingent consideration	201.6
Fair value of consideration transferred	$377.5

Current assets	$9.4
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	131.5
Other assets	1.5
Current liabilities	(13.9)
Deferred income taxes	(13.9)
Other long-term liabilities	(0.1)
Total identifiable net assets	$114.4

Goodwill	$263.0

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

In the three-month period ended March 31, 2026, the aggregate adjustments to the preliminary values of the Paragon 28 and Monogram acquisitions were not material compared to the preliminary values of either of the acquisitions.

We have not included pro forma information and certain other information under GAAP for either of the acquisitions described in this Note because they did not have a material impact on our financial position or results of operations.

In the three-month periods ended March 31, 2026 and 2025, we did not enter into any material agreements to acquire the ownership rights or gain access to various technologies. However, we did make $37.5 million of payments in the three-month period ended March 31, 2026, primarily related to contractual obligations from similar agreements which were accrued for as of December 31, 2025. The contractual payments under these agreements are included in "Acquisition of intangible assets" in our condensed consolidated statements of cash flows.

8. Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment, including the effects of changes to our reportable segments (in millions):

	Americas	EMEA	Asia Pacific	Total
Balance at December 31, 2025
Goodwill	$9,256.4	$1,405.4	$619.8	$11,281.6
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	$9,248.7	$78.6	$619.8	$9,947.1
Goodwill reportable segment change	19.9	(2.0)	(17.9)	-
Purchase accounting adjustments related to Paragon 28 acquisition	(0.5)	-	-	(0.5)
Currency translation	(16.5)	(0.8)	2.5	(14.8)
Balance at March 31, 2026
Goodwill	$9,259.3	$1,402.6	$604.4	$11,266.3
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	$9,251.6	$75.8	$604.4	$9,931.8

As discussed further in Note 15, the composition of our operating segments and reportable segments have changed. Goodwill has been reallocated from our previous reportable segments to reflect the new structure. We now have five reporting units with goodwill assigned to them as follows: 1) Americas excluding CMFT and Foot and Ankle, 2) Americas CMFT, 3) Europe, Middle East and Africa ("EMEA") excluding Foot and Ankle, 4) Asia Pacific excluding Foot and Ankle, and 5) Global Foot and Ankle.

As of January 31, 2026, we estimated the fair value of all of our reporting units, except for Americas CMFT, in order to reallocate goodwill amongst our reportable segments and to test for impairment due to the change. The Americas CMFT reporting unit was not tested for impairment as it was not impacted by the reportable segment change and therefore will be tested as part of our annual goodwill impairment test in the fourth quarter of 2026. Goodwill was reallocated amongst the new reporting units using the relative fair method. The relative fair method reallocates the goodwill that existed prior to the change by comparing the fair value of the reporting unit prior to the change versus the fair value of the components that have changed.

We estimated the fair value of these reporting units based on income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators from publicly-traded companies that are similar to our reporting units and considers differences between our reporting unit and the comparable companies. We also estimated the future cash flows of the reporting units utilizing risk-adjusted discount rates, which we also consider a significant assumption.

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

No impairment charges were required as a result of this testing. However, our Global Foot and Ankle reporting unit's estimated fair value only exceeded its carrying value by approximately 5 percent. The cash flows and assets for our Global Foot and Ankle reporting unit are practically all from our acquisition of Paragon 28 in April 2025. Since the assets of the Global Foot and Ankle reporting unit were recorded at fair value on the acquisition date, this narrow margin is expected. The other three reporting units we tested for impairment had an estimated fair value that exceeded its carrying value by more than 20 percent.

We will continue to monitor the fair value of all our reporting units in our interim and annual reporting periods. If our estimated cash flows for these reporting units decrease, we may have to record impairment charges in the future. Factors that could result in our cash flows being lower than our current estimates include: 1) decreased revenues caused by unforeseen changes in the healthcare market, or our inability to generate new product revenue from our research and development activities, and 2) our inability to achieve the estimated operating margins in our forecasts due to unforeseen factors. Additionally, changes in the broader economic environment could cause changes to our estimated discount rates and comparable company valuation indicators, which may impact our estimated fair values.

9. Debt

Our debt consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Current portion of long-term debt
2.425% Euro Notes due 2026	$575.9	$587.1
4.700% Senior Notes due 2027	600.0	-
Total current portion of long-term debt	$1,175.9	$587.1

Long-term debt
4.700% Senior Notes due 2027	$-	$600.0
5.350% Senior Notes due 2028	500.0	500.0
5.050% Senior Notes due 2030	550.0	550.0
3.550% Senior Notes due 2030	257.5	257.5
2.600% Senior Notes due 2031	750.0	750.0
5.200% Senior Notes due 2034	700.0	700.0
5.500% Senior Notes due 2035	600.0	600.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
1.164% Euro Notes due 2027	575.9	587.1
3.518% Euro Notes due 2032	806.2	822.0
0.930% Swiss Notes due 2030	261.6	265.1
1.560% Swiss Notes due 2035	485.7	492.2
Debt discount and issuance costs	(44.2)	(46.1)
Adjustment related to interest rate swaps	(114.1)	(112.4)
Total long-term debt	$6,295.1	$6,932.0

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

The 2025 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets. The 2025 Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2025 Five-Year Credit Agreement as of March 31, 2026. As of March 31, 2026, there were no outstanding borrowings under the 2025 Five-Year Credit Agreement.

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

The 2025 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets. The 2025 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2025 364-Day Revolving Credit Agreement as of March 31, 2026. As of March 31, 2026, there were no outstanding borrowings under the 2025 364-Day Revolving Credit Agreement.

On August 28, 2023, we entered into an uncommitted revolving facility letter (the "Uncommitted Credit Facility"), which provides that from time to time, we may request, and the lender in its absolute and sole discretion may provide, short-term loans. Borrowings under the Uncommitted Credit Facility may be used only for general corporate and working capital purposes. The Uncommitted Credit Facility provides that the aggregate principal amount of outstanding borrowings at any time shall not exceed $300.0 million. Each borrowing under the Uncommitted Credit Facility will mature on the maturity date specified by the lender at the time of the advance, which will be no more than 90 days following the date of the advance. The Uncommitted Credit Facility and borrowings thereunder are unsecured. Borrowings under the Uncommitted Credit Facility bear interest at floating rates, based upon either Term SOFR for the applicable interest period, the prime rate, or lender’s cost of funds, in each case, plus an applicable margin determined at the time of each borrowing. The Uncommitted Credit Facility includes customary affirmative and negative covenants and events of default for unsecured uncommitted financing arrangements. We were in compliance with all covenants under the Uncommitted Credit Facility as of March 31, 2026. As of March 31, 2026, there were no outstanding borrowings under the Uncommitted Credit Facility.

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

The estimated fair value of our senior notes, which includes our Euro notes and Swiss Notes, as of March 31, 2026, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $7,468.2 million.

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

The following table shows the changes in the components of AOCI, net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2025	$(169.2)	$36.6	$(73.1)	$(205.7)
AOCI before reclassifications	0.3	20.0	-	20.3
Reclassifications to statements of earnings	-	(6.1)	1.1	(5.0)
Balance at March 31, 2026	$(168.9)	$50.5	$(72.0)	$(190.4)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended
	March 31,		Location on
Component of AOCI	2026	2025	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$7.8	$21.0	Cost of products sold
Forward starting interest rate swaps	(0.2)	(0.2)	Interest expense, net
	7.6	20.8	Total before tax
	1.5	3.5	Provision for income taxes
	$6.1	$17.3	Net of tax
Defined benefit plans
Prior service cost and unrecognized actuarial loss	$(1.3)	$(0.2)	Other (expense) income, net
	(0.2)	(0.1)	Provision for income taxes
	$(1.1)	$(0.1)	Net of tax
Total reclassifications	$5.0	$17.2	Net of tax

The following tables show the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended March 31, 2026
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$12.3	$12.0	$0.3
Unrealized cash flow hedge gains	23.6	3.6	20.0
Reclassification adjustments on cash flow hedges	(7.6)	(1.5)	(6.1)
Adjustments to prior service cost and unrecognized actuarial assumptions	1.3	0.2	1.1
Total Other Comprehensive Income	$29.6	$14.3	$15.3

	Three Months Ended March 31, 2025
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$1.5	$(23.3)	$24.8
Unrealized cash flow hedge losses	(32.8)	(0.7)	(32.1)
Reclassification adjustments on cash flow hedges	(20.8)	(3.5)	(17.3)
Adjustments to prior service cost and unrecognized actuarial assumptions	0.2	0.1	0.1
Total Other Comprehensive Loss	$(51.9)	$(27.4)	$(24.5)

11. Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of March 31, 2026
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$53.0	$-	$53.0	$-
Cross-currency interest rate swaps	54.3	-	54.3	-
Total Assets	$107.3	$-	$107.3	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$1.2	$-	$1.2	$-
Cross-currency interest rate swaps	1.9	-	1.9	-
Interest rate swaps	114.1	-	114.1	-
Contingent payments related to acquisitions	233.4	-	-	233.4
Total Liabilities	$350.6	$-	$117.2	$233.4

	As of December 31, 2025
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$41.4	$-	$41.4	$-
Cross-currency interest rate swaps	49.7	-	49.7	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	4.0	-	4.0	-
Total Assets	$95.1	$-	$95.1	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$4.8	$-	$4.8	$-
Cross-currency interest rate swaps	9.4	-	9.4	-
Interest rate swaps	112.4	-	112.4	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.4	-	1.4	-
Contingent payments related to acquisitions	299.2	-	-	299.2
Total Liabilities	$427.2	$-	$128.0	$299.2

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

Contingent payments related to acquisitions consist of sales-based payments and development and regulatory milestones, and are valued using discounted cash flow techniques. The fair value of sales-based payments is based upon significant unobservable inputs such as probability-weighted future revenue estimates and simulating the numerous potential outcomes, and changes as revenue estimates increase or decrease. The fair value of the development and regulatory milestones is based on the probability of success in obtaining the specified development achievement or regulatory approval. The fair value of sales-based payments and development and regulatory milestones utilize significant unobservable inputs, which could reasonably change in future periods resulting in significantly higher or lower fair value measurements. If our estimates of future revenue or probability of achievement increase, the fair value measurements for these contingent payments will increase. Vice versa, if our estimates of future revenue or probability of achievement decrease, the fair value measurements for these contingent payments will decline. For each of our acquisitions that include contingent consideration, there is a maximum payout. Accordingly, the range of our potential contingent consideration payments are $0 to $720 million.

The following table provides a reconciliation of the beginning and ending balances for the three-month periods ended March 31, 2026 and 2025, of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities	March 31, 2026	March 31, 2025
Contingent payments related to acquisitions
Beginning balance	$299.2	$180.7
Change in estimates	8.1	1.7
Settlements	(73.9)	(45.2)
Foreign currency impact	-	0.6
Ending balance	$233.4	$137.7

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

As of March 31, 2026 and December 31, 2025, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Long-term debt	$882.4	$884.0	$(114.1)	$(112.4)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes due 2045 we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering. The interest rate swaps were settled, and the remaining loss to be recognized at March 31, 2026, was $22.3 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

At March 31, 2026, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Japanese Yen 54.1 billion and Swiss Franc 290 million. These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Japanese Yen and Swiss Franc. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated. We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings. The net cash received or paid related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows. In the three-month period ended March 31, 2025, Euro 225 million of our cross-currency interest rate swaps matured at a loss of $8.0 million. The settlement of this loss with the counterparties is reflected in investing cash flows in our condensed consolidated statements of cash flows and will remain in AOCI on our condensed consolidated balance sheet until the hedged net investment is sold or substantially liquidated. No cross-currency interest rate swaps matured in the three-month period ended March 31, 2026.

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

For foreign currency exchange forward contracts and options outstanding at March 31, 2026, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from April 2026 through August 2028. As of March 31, 2026, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,667.4 million. As of March 31, 2026, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $427.7 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in AOCI			Reclassified from AOCI
	Three Months Ended			Three Months Ended
	March 31,		Location on	March 31,
Derivative Instrument	2026	2025	Statements of Earnings	2026	2025
Foreign exchange forward contracts	$23.6	$(32.8)	Cost of products sold	$7.8	$21.0
Forward starting interest rate swaps	-	-	Interest expense, net	(0.2)	(0.2)
	$23.6	$(32.8)		$7.6	$20.8

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at March 31, 2026, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $56.8 million, or a net unrealized gain of $50.5 million after taxes, which is deferred in AOCI. A gain of $43.1 million, or $35.9 million after taxes, is expected to be reclassified to earnings in cost of products sold, and a loss of $0.8 million, or $0.6 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025
	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$576.2	$(68.8)	$549.8	$(66.2)
The effects of fair value, cash flow and net investment hedging:
Loss on fair value hedging relationships
Interest rate swaps	-	(6.3)	-	(8.0)
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	7.8	-	21.0	-
Forward starting interest rate swaps	-	(0.2)	-	(0.2)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	6.9	-	5.3

Derivatives Not Designated as Hedging Instruments

The following losses from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended
	Location on	March 31,
Derivative Instrument	Statements of Earnings	2026	2025
Foreign exchange forward contracts	Other (expense) income, net	$(2.2)	$(2.6)

These losses do not reflect losses of $5.1 million in the three-month period ended March 31, 2026, and gains of $1.4 million in the three-month period ended March 31, 2025, recognized in other income, net as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of March 31, 2026 and December 31, 2025, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets. On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with substantially all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of March 31, 2026		As of December 31, 2025
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$52.4	Other current assets	$50.7
Cross-currency interest rate swaps	Other current assets	54.3	Other current assets	29.0
Foreign exchange forward contracts	Other assets	22.3	Other assets	18.7
Interest rate swaps	Other assets	-	Other assets	20.7
Total asset derivatives		$129.0		$119.1

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$-	Other current assets	$5.2

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$17.1	Other current liabilities	$24.9
Cross-currency interest rate swaps	Other current liabilities	-	Other current liabilities	9.4
Foreign exchange forward contracts	Other long-term liabilities	5.8	Other long-term liabilities	7.9
Cross-currency interest rate swaps	Other long-term liabilities	1.9	Other long-term liabilities	-
Interest rate swaps	Other long-term liabilities	114.1	Other long-term liabilities	112.4
Total liability derivatives		$138.9		$154.6

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$-	Other current liabilities	$2.6

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of March 31, 2026			As of December 31, 2025
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$52.4	$15.9	$36.5	$50.7	$21.5	$29.2
Cash flow hedges	Other assets	22.3	5.8	16.5	18.7	6.5	12.2
Derivatives Not Designated as Hedges	Other current assets	-	-	-	5.2	1.2	4.0

Liability Derivatives
Cash flow hedges	Other current liabilities	17.1	15.9	1.2	24.9	21.5	3.4
Cash flow hedges	Other long-term liabilities	5.8	5.8	-	7.9	6.5	1.4
Derivatives Not Designated as Hedges	Other current liabilities	-	-	-	2.6	1.2	1.4

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended
	March 31,
Derivative Instrument	2026	2025

Euro Notes	$38.3	$(75.7)
Swiss Notes	10.0	-
Cross-currency interest rate swaps	3.3	(22.6)
	$51.6	$(98.3)

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

In the three-month period ended March 31, 2026, our effective tax rate (“ETR”) was 20.9 percent, compared to 20.3 percent in the three-month period ended March 31, 2025. The 20.9 percent and the 20.3 percent ETR in the three-month period ended March 31, 2026 and 2025, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which generally have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits, appeals, and litigation; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

14. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended
	March 31,
	2026	2025
Weighted average shares outstanding for basic net earnings per share	195.0	198.9
Effect of dilutive stock options and other equity awards	0.8	0.8
Weighted average shares outstanding for diluted net earnings per share	195.8	199.7

During the three-month periods ended March 31, 2026 and 2025, an average of 4.4 million options and 4.7 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

15. Segment Information

We design, manufacture and market orthopedic reconstructive products; sports medicine, biologics, extremities and trauma products; CMFT; surgical products; and a suite of integrated digital and robotic technologies that leverage data, data analytics and artificial intelligence. Our chief operating decision maker (“CODM”) is our Chairman, President and Chief Executive Officer. Our CODM allocates resources to achieve our operating profit goals through three operating segments. These operating segments, which also constitute our reportable segments, are Americas; EMEA; and Asia Pacific.

In the three-month period ended March 31, 2026, the responsibilities of certain senior leaders who report to the CODM and the related operating profit information these leaders present to the CODM has changed. The changes were primarily: 1) results related to our Foot and Ankle business in EMEA and Asia Pacific are now included in the results of the Americas, and 2) certain product category expenses, such as centralized R&D and global marketing, are included in the results of the Americas. Prior period reportable segment financial information has been recast to conform to the current period presentation.

Our CODM evaluates performance based upon segment operating profit exclusive of operating expenses and income pertaining to certain inventory and manufacturing-related charges, intangible asset amortization, goodwill and intangible asset impairment, restructuring and other cost reduction initiatives, acquisition, integration, divestiture and related, certain litigation, certain European Union Medical Device Regulation expenses, other charges and corporate functions (collectively referred to as “Corporate items”). Corporate functions include corporate legal, finance, information technology, human resources and other corporate departments as well as stock-based compensation and certain operations, distribution and quality assurance. Intercompany transactions have been eliminated from segment operating profit. In addition to evaluating performance on a monthly basis, the CODM uses sales and operating profit information to manage the business, including identifying areas of focus and growth, reviewing operating trends and allocating resources. Starting in 2026, our CODM no longer reviews segment asset information.

Our Americas operating segment is comprised principally of the U.S. and includes other North, Central and South American markets. Our Americas operating segment also includes the results of our Foot and Ankle business in EMEA and Asia Pacific and certain product category expenses, such as centralized R&D and global marketing. Our EMEA operating segment is comprised principally of the commercial operations in Europe and includes the Middle East and African markets. Our Asia Pacific operating segment is comprised principally of the commercial operations in Japan, China and Australia and includes other Asian and Pacific markets. Since the Americas includes additional costs related to many centralized global product category expenses, profitability metrics in this operating segment are not comparable to the EMEA and Asia Pacific operating segments.

Segment operating profit measures by segment are as follows (in millions):

	Americas		EMEA		Asia Pacific		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025	2026	2025

Net Sales	$1,324.5	$1,206.9	$489.9	$441.7	$272.3	$260.5	$2,086.7	$1,909.1
Cost of products sold, excluding intangible asset amortization	297.8	267.6	186.4	165.8	88.0	83.3
Selling, general and administrative	425.6	359.6	149.5	123.3	88.0	85.1
Research and development	71.9	71.1	1.7	2.1	3.3	3.3
Segment profit	$529.3	$508.5	$152.2	$150.5	$93.0	$88.8	$774.5	$747.8
Corporate items							239.3	304.5
Intangible asset amortization							162.1	151.0
Other income, net							3.0	(2.9)
Interest expense, net							68.8	66.2
Earnings before income taxes							$301.3	$229.0

Depreciation and amortization included in segment profit is as follows (in millions):

	Three Months Ended March 31,
	2026	2025

Americas	$44.9	$40.7
EMEA	16.5	15.6
Asia Pacific	15.3	15.2
Corporate items	31.2	31.9
Intangible asset amortization	162.1	151.0
Total	$270.0	$254.4

16. Commitments and Contingencies

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

We recognize litigation-related charges and gains in Selling, general and administrative expense on our condensed consolidated statement of earnings. During the three-month periods ended March 31, 2026 and 2025, we recognized $5.0 million and $2.1 million, respectively, of net litigation-related charges. At March 31, 2026 and December 31, 2025, accrued litigation liabilities were $133.1 million and $136.2 million, respectively. These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies and not just the claims discussed below. We have also succeeded to Paragon 28’s existing litigation matters as a result of the Paragon 28 acquisition. We have evaluated these litigation matters and have recognized immaterial related liabilities as part of the assets and liabilities acquired on the acquisition date. The ultimate cost of litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on our financial condition and results of operations.

In connection with our ongoing efforts to transform our sales and distribution strategies and go-to-market model in China, including making significant changes across our independent distributor network, some of the displaced or impacted distributors in China have formally and informally raised legal claims against us. Additional claims may come from these and other parties in the future. Based on currently known information and our legal assessment of these lawsuits and other claims in China, we cannot reasonably estimate the possible loss or range of loss that may result from these claims in excess of the losses we have accrued. The changes in go-to-market model and commercial strategies in China, the outcome of existing litigation and the potential for additional litigation could have a material adverse impact on our results of operations in China.

Other Contingencies

Contractual obligations: We have entered into development, distribution, investment and other contractual arrangements, such as the one described below, not accounted for as business combinations that may result in future payments dependent upon various events such as a capital call, the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $525 million.

In the three-month period ended March 31, 2026, we executed a commitment letter to invest in an investment fund with a capital commitment of up to $300 million, which is expected to become callable over a four-year period. The investment fund intends to invest in healthcare companies and assets, with a primary focus on transformative healthcare innovations that address musculoskeletal and rheumatologic conditions, enabling improved human mobility and performance, primarily through privately negotiated investments in healthcare enterprises and assets. We expect that the investment fund will commence in the second half of 2026, at which time we will begin making investments.

U.S. Tariffs: On February 20, 2026, the U.S. Supreme Court ruled the International Emergency Economic Powers Act ("IEEPA") does not authorize the President to impose tariffs, effectively invalidating IEEPA-based tariffs that had been in effect since February 2025. However, the ruling did not invalidate any other tariffs. In addition, immediately following the IEEPA decision, the U.S. government initiated new tariffs under alternative authorities. Following the Supreme Court ruling, on March 4, 2026, the Court of International Trade issued an order directing Customs and Border Protection ("CBP") to begin paying refunds immediately. The CBP has begun developing a new system to process the unprecedented volume of IEEPA tariff refunds. Prior to the Supreme Court ruling, we had paid IEEPA tariffs of approximately $77 million. We believe it is probable that we will recover the full amount of the IEEPA tariffs paid and therefore have recognized a receivable under the loss recovery accounting model. As a result, during the three-month period ended March 31, 2026, we reduced cost of products sold by approximately $30 million, representing the amount of inventory we previously sold to customers upon which we had recognized expense for tariffs. In addition, during the three-month period ended March 31, 2026, we reduced inventory and property, plant and equipment by $39 million and $8 million, respectively, for tariffs that had been capitalized as part of the cost of inventory and instruments.

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

Executive Level Overview

Results for the Three-Month Period ended March 31, 2026

In the three-month period ended March 31, 2026, our net sales increased 9.3 percent when compared to the same prior year period. Net sales growth was driven by a combination of our Paragon 28 acquisition, positive effects of changes in foreign currency exchange rates, opportunistic end-of-quarter customer purchases, timing of ROSA® Robot and bone cement sales, market growth and new product introductions. Paragon 28 had a positive impact on our net sales of 3.9 percent in the three-month period ended March 31, 2026. Additionally, our net sales experienced a positive effect of 2.5 percent from changes in foreign currency exchange rates in the three-month period ended March 31, 2026.

Our net earnings were $238.1 million in the three-month period ended March 31, 2026, compared to $182.0 million in the same prior year period. The increase in net earnings was primarily due to increased net sales, a favorable adjustment of approximately $30 million related to probable U.S. tariff refunds, lower restructuring charges, lower spending on R&D projects and savings from our restructuring programs.

2026 Outlook

We expect year-over-year net sales growth of 2.5 percent to 4.5 percent in 2026 to be driven by a combination of market growth, new product introductions, the Paragon 28 acquisition and positive effects of changes in foreign currency exchange rates, partially offset by the expected impact from changes to our go-to-market strategy and execution in the U.S. and certain other international markets, as well as price declines. These expected impacts, combined with the uncertain timing of incentivized stocking orders and capital sales, could cause fluctuations in our quarterly results. We estimate that the Paragon 28 acquisition will contribute an additional 1.0 percent to the year-over-year net sales growth for the period up until the one-year anniversary of the deal closing in April 2026. Based on foreign currency exchange rates at the end of 2025, we expect foreign currency to have a 0.5 percent positive impact on year-over-year net sales growth. We estimate operating profit will increase in 2026 when compared to 2025 due to higher net sales, leverage from fixed operating expenses, the expected refund from U.S. tariffs paid in 2025, ongoing savings from our restructuring plans, non-recurrence of inventory and instrument charges related to certain product lines we expect to discontinue and lower employee termination and other charges from our restructuring plans. However, we expect that these favorable items may be partially offset by the impact from inflation, investments in our U.S. commercial sales channel, higher net interest expense and a higher estimated effective tax rate due to favorable 2025 adjustments that are not expected to recur.

Results of Operations

We review sales by two geographies, the United States and International, and by the following product categories: Knees; Hips; S.E.T. (Sports Medicine, Upper Extremities, Foot and Ankle; Trauma, Craniomaxillofacial and Thoracic); and Technology & Data, Bone Cement and Surgical. This sales analysis differs from our reportable operating segments, which are based upon our senior management organizational structure and how we allocate resources toward achieving operating profit goals. We review sales by these geographies because the underlying market trends in any particular geography tend to be similar across product categories, because we primarily sell the same products in all geographies and many of our competitors publicly report in this manner. Our business is seasonal in nature to some extent, as many of our products are used in elective surgical procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans. Additionally, with sales to customers where title to product passes upon shipment, these customers may purchase items in large quantities if incentives are offered or if there are new product offerings in a market, which could cause period-to-period differences in sales.

Net Sales by Geography

The following table presents our net sales by geography and the percentage changes (dollars in millions):

	Three Months Ended
	March 31,
	2026	2025	% Inc
United States	$1,209.4	$1,113.6	8.6%
International	877.4	795.5	10.3
Total	$2,086.7	$1,909.1	9.3

Net Sales by Product Category

The following table presents our net sales by product category and the percentage changes (dollars in millions):

	Three Months Ended
	March 31,
	2026	2025	% Inc
Knees	$828.6	$792.9	4.5%
Hips	524.1	495.8	5.7
S.E.T.	562.2	470.5	19.5
Technology & Data, Bone Cement and Surgical	171.8	149.9	14.6
Total	$2,086.7	$1,909.1	9.3

The following table presents our net sales by geography for our Knees and Hips product categories (dollars in millions):

	Three Months Ended March 31,
	2026	2025	% Inc
Knees
United States	$469.2	$459.0	2.2%
International	359.4	333.9	7.6
Total	$828.6	$792.9	4.5
Hips
United States	$277.5	$264.3	5.0%
International	246.6	231.5	6.5
Total	$524.1	$495.8	5.7

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had a positive effect of 7.2 percent on year-over-year sales during the three-month period ended March 31, 2026. The Paragon 28 acquisition contributed 3.9 percent to volume growth in the three-month period ended March 31, 2026. In addition, opportunistic end-of-quarter customer purchases, timing of ROSA® Robot and bone cement sales, market growth and new product introductions contributed positively to volume and mix trends.

Pricing Trends

Global selling prices had a negative effect of 0.4 percent on year-over-year sales during the three-month period ended March 31, 2026. The majority of countries in which we operate continue to experience pricing pressure from local hospitals, health systems, and governmental healthcare cost containment efforts. However, we have had success in offsetting negative effects of pricing pressure due to internal initiatives and being able to pass some inflationary impacts on to customers.

Foreign Currency Exchange Rates

For the three-month period ended March 31, 2026, changes in foreign currency exchange rates had a positive effect of 2.5 percent on year-over-year sales. If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a positive impact of approximately 0.5 percent on full-year 2026 sales.

Geography

The 8.6 percent net sales growth in the U.S. in the three-month period ended March 31, 2026 was driven by the Paragon 28 acquisition, opportunistic end-of-quarter customer purchases, timing of ROSA® Robot sales and market growth in our Hips and S.E.T. product categories. The Paragon 28 acquisition contributed 5.4 percent to U.S. net sales growth in the three-month period ended March 31, 2026. Internationally, net sales increased by 10.3 percent during the three-month period ended March 31, 2026 when compared to the same prior year period. This increase was driven by the Paragon 28 acquisition, timing of bone cement sales, market growth in most of our international markets and changes in foreign currency exchange rates. The Paragon 28 acquisition contributed 1.9 percent to International net sales growth in the three-month period ended March 31, 2026. Our International sales were positively affected by 6.1 percent due to changes in foreign currency exchange rates in the three-month period ended March 31, 2026.

Product Categories

Knees and Hips net sales benefited from opportunistic end-of-quarter customer purchases, market growth and new product introductions in the three-month period ended March 31, 2026. Changes in foreign currency exchange rates had positive effects of 2.7 percent and 2.5 percent on Knees and Hips net sales, respectively, in the three-month period ended March 31, 2026. The S.E.T. net sales increase in the three-month period ended March 31, 2026, was primarily the result of the Paragon 28 acquisition and growth in our upper extremities and craniomaxillofacial and thoracic products. The Paragon 28 acquisition contributed 16.0 percent to S.E.T. net sales growth in the three-month period ended March 31, 2026. Technology & Data, Bone Cement and Surgical net sales increased 14.6 percent in the three-month period ended March 31, 2026, primarily due to strong net sales of our ROSA® Robot and bone cement products.

Expenses as a Percentage of Net Sales

	Three Months Ended
	March 31,		% Inc /
	2026	2025	(Dec)
Cost of products sold, excluding intangible asset amortization	27.6%	28.8%	(1.2)%
Intangible asset amortization	7.8	7.9	(0.1)
Research and development	5.0	5.8	(0.8)
Selling, general and administrative	40.7	39.7	1.0
Restructuring and other cost reduction initiatives	0.3	1.9	(1.6)
Acquisition, integration, divestiture and related	0.7	0.6	0.1
Operating profit	17.9	15.3	2.6

Cost of products sold, excluding intangible asset amortization, increased in amount but decreased as a percentage of net sales in the three-month period ended March 31, 2026, when compared to the same prior year period. A favorable adjustment of approximately $30 million related to probable U.S. tariff refunds, lower excess and obsolete inventory charges due to more efficient use of our inventory and a favorable mix of products being sold contributed to the decline as a percentage of net sales. However, this was partially offset by incremental expense of approximately $12 million related to Paragon 28 inventory sold being stepped-up to fair value on the acquisition date.

Intangible asset amortization expense increased in amount but decreased as a percentage of net sales in the three-month period ended March 31, 2026 compared to the same prior year period due to the Paragon 28 acquisition.

R&D expenses decreased in amount and as a percentage of net sales in the three-month period ended March 31, 2026, when compared to the same prior year period. The decreases were driven by completion of our spending on our initial compliance with the European Union Medical Device Regulation at the end of 2025, decreases in spending on certain projects and savings from our 2025 Restructuring Plan. These favorable items were partially offset by Paragon 28 and Monogram-related R&D expenses.

Selling, general and administrative (“SG&A”) expenses increased in amount and as a percentage of net sales in the three-month period ended March 31, 2026, when compared to the same prior year period. The increases were driven by variable selling expenses from higher net sales, Paragon 28-related expenses and investments made in our sales force and other areas.

In February 2025 and then as further expanded in December 2025, and in December of each of 2023, 2021 and 2019, we initiated global restructuring programs. We also have other cost reduction and optimization initiatives that have the goal of reducing costs across the organization. We recognized expenses of $6.3 million in the three-month period ended March 31, 2026 compared to $36.0 million in the same prior year period related to these programs and initiatives. These expenses were primarily related to employee termination benefits, sales agent contract terminations, and consulting and project management expenses associated with these programs, as well as expenses related to other optimization initiatives. The expenses were lower in the 2026 period when compared to the 2025 period due to the completion of the 2023, 2021 and 2019 plans by the end of 2025 as well as a majority of expense related to the 2025 Restructuring Plan having already been incurred by the end of 2025. For more information regarding these expenses, see Note 4 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Acquisition, integration, divestiture and related expenses increased in amount and as a percentage of net sales in the three-month period ended March 31, 2026, when compared to the same prior year period. The increase was primarily driven by Paragon 28 and Monogram-related integration costs.

Other (Expense) Income, Net, Interest Expense, Net, and Income Taxes

In the three-month period ended March 31, 2026, we recognized $3.0 million of expense in our other (expense) income, net financial statement line item compared to $2.9 million of income in the same prior year period. Our other (expense) income, net financial statement line item is primarily composed of pension-related gains, changes in the value of our investments, and foreign currency exchange rate-related gains and losses and can vary based upon market conditions.

Interest expense, net, increased in the three-month period March 31, 2026, when compared to the same prior year period. The increased interest expense was due to higher average debt balances outstanding related to the Paragon 28 acquisition.

In the three-month period ended March 31, 2026, our effective tax rate (“ETR”) was 20.9 percent, compared to 20.3 percent in the three-month period ended March 31, 2025. The 20.9 percent and the 20.3 percent ETR in the three-month period ended March 31, 2026 and 2025, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(dollars in millions)	2026	2025	2026	2025	2026	2025
Americas	$1,324.5	$1,206.9	$529.3	$508.5	40.0%	42.1%
EMEA	489.9	$441.7	152.2	150.5	31.1	34.1
Asia Pacific	272.3	$260.5	93.0	88.8	34.2	34.1

Americas

In the Americas, operating profit increased while operating profit as a percentage of net sales decreased in the three-month period ended March 31, 2026, when compared to the same prior year period. Operating profit increased primarily due to the acquisition of Paragon 28. Operating profit as a percentage of net sales decreased due to the fact that the operating profit contributed by Paragon 28 is at a lower operating profit margin as well as investments we have made in our sales force.

EMEA

In EMEA, operating profit increased while operating profit as a percentage of net sales decreased in the three-month period ended March 31, 2026, when compared to the same prior year period. The increase in operating profit was primarily due to higher sales. The decrease in operating profit as a percentage of sales was primarily due to investments in our sales force as well as higher bad debt charges.

Asia Pacific

In Asia Pacific, operating profit and operating profit as a percentage of net sales increased in the three-month period ended March 31, 2026, when compared to the same prior year period. The increases were due to higher net sales, savings from our 2025 Restructuring Plan and lower bad debt charges.

Liquidity and Capital Resources

As of March 31, 2026, we had $424.2 million in cash and cash equivalents. In addition, we had $1.0 billion available to borrow under our 2025 364-Day Credit Agreement, and $1.5 billion available under our 2025 Five-Year Revolving Facility. The terms of the 2025 364-Day Credit Agreement and the 2025 Five-Year Revolving Facility are described further in Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Sources of Liquidity

Cash flows provided by operating activities were $359.4 million in the three-month period ended March 31, 2026, compared to $382.8 million in the same prior year period. The decline in operating cash flows was due to higher bonus payments and unfavorable timing of accounts payable payments relative to the 2025 period.

Cash flows used in investing activities were $159.0 million in the three-month period ended March 31, 2026, compared to $106.0 million in the same prior year period. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio, including new product introductions and optimization of our manufacturing and logistics networks. In the three-month period ended March 31, 2026, we paid $39.0 million related to the ownership rights or to gain access to various technologies that were recognized as intangible assets.

Cash flows used in financing activities were $369.2 million in the three-month period ended March 31, 2026, compared to cash flows provided by financing activities of $575.4 million in the same prior year period. In the 2026 period, we repurchased $250.1 million of our common stock using cash on hand. In the 2025 period, we issued senior notes for proceeds of $1,748.1 million and used the proceeds, along with cash on hand, to redeem $863.0 million of senior notes that were to mature on April 1, 2025, and to repurchase $229.8 million of our common stock.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of March 31, 2026, $326.2 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $69.2 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The remaining amount is denominated in currencies of the various countries where we operate. We generally intend to limit distributions from foreign subsidiaries earnings that were previously taxed in the U.S. These previously taxed earnings would not be subject to further U.S. federal tax.

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

Material Cash Requirements from Known Contractual and Other Obligations

At March 31, 2026, we had outstanding debt of $7,471.0 million, of which $1,175.9 million was classified as current debt. Our current debt consists of $575.9 million of senior notes that mature on December 13, 2026 and $600.0 million of senior notes that mature on February 19, 2027. We believe we can satisfy these debt obligations with cash on hand, cash generated from our operations, by issuing new debt and/or by borrowing on our committed revolving credit facilities.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In February 2026, our Board of Directors declared a quarterly cash dividend of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

On February 9, 2026, our Board of Directors authorized a $1.5 billion share repurchase program effective immediately, with no expiration date. As of March 31, 2026, $1,250.0 million remained authorized under the program.

As discussed in Note 4 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, we are executing on a 2025 Restructuring Plan. The 2025 Restructuring Plan is expected to result in total pre-tax charges of approximately $155 million by the end of 2027, of which approximately $143 million was incurred through March 31, 2026. We expect to reduce gross annual pre-tax operating expenses by approximately $175 million relative to the 2024 baseline expenses by the end of 2027 as program benefits under the 2025 Restructuring Plan are realized.

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

As discussed in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters. We estimate the total liabilities for all litigation matters was $133.1 million as of March 31, 2026. However, litigation is inherently uncertain, and upon resolution of any of these uncertainties, we may incur charges in excess of these estimates, and may in the future incur other material judgments or enter into other material settlements of claims. We expect to pay these liabilities over the next few years. Additionally, we have entered into development, distribution, investment and other contractual arrangements that may result in future payments dependent upon various events such as a capital call, the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $525 million. Included in that estimate is the amount under a commitment letter we executed in the three-month period ended March 31, 2026, to invest in an investment fund with a capital commitment of up to $300 million, which is expected to become callable over a four year period. The investment fund intends to invest in healthcare companies and assets, with a primary focus on transformative healthcare innovations that address musculoskeletal and rheumatologic conditions, enabling improved human mobility and performance, primarily through privately negotiated investments in healthcare enterprises and assets. We estimate the investment fund will commence in the second half of 2026, at which time we will begin making investments.

For each of our acquisitions that include contingent consideration, there is a maximum payout. Accordingly, the range of our potential contingent consideration payments are $0 to $720 million as of March 31, 2026, that may be paid out through 2031.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 2 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

The preparation of our financial statements is affected by the selection and application of accounting policies and methods, and also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three-month period ended March 31, 2026 to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
•
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

Our Annual Report on Form 10-K for the year ended December 31, 2025 contains detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Information pertaining to legal proceedings can be found in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), which could materially affect our business, financial condition and results of operations. The risks described in our 2025 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes repurchases of common stock settled during the three-month period ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program(1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
January 1-31, 2026	-	$-	-	$1,500,000,000
February 1-28, 2026	1,100,000	98.56	1,100,000	1,391,587,220
March 1-31, 2026	1,517,159	93.32	1,517,159	1,250,000,030
Total	2,617,159	$95.52	2,617,159	$1,250,000,030

(1) In February 2026, our Board of Directors authorized a $1.5 billion share repurchase program with no expiration date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three-month period ended March 31, 2026, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in rules of the SEC.

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

+ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: May 1, 2026	By:	/s/ Paul Stellato
Paul Stellato
Interim Chief Financial Officer; Vice President, Controller and Chief Accounting Officer
(Principal Financial and Accounting Officer)