Form 10-Q
period 2026-06-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2026-08-05
CIK 1136869

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

As of July 30, 2026, 190,737,689 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2026

Part I – Financial Information

Item 1. Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Sales	$2,177.0	$2,077.3	$4,263.7	$3,986.4
Cost of products sold, excluding intangible asset amortization	635.5	592.2	1,211.6	1,142.0
Intangible asset amortization	163.4	160.6	325.5	311.6
Research and development	104.8	113.3	208.2	223.9
Selling, general and administrative	899.3	814.8	1,749.3	1,573.5
Restructuring and other cost reduction initiatives	29.8	17.5	36.1	53.5
Acquisition, integration, divestiture and related	18.1	78.9	33.7	89.5
Operating expenses	1,850.9	1,777.3	3,564.4	3,394.0
Operating Profit	326.1	300.0	699.2	592.3
Other income (expense), net	1.9	3.9	(1.1)	6.9
Interest expense, net	(72.9)	(79.3)	(141.7)	(145.5)
Earnings before income taxes	255.1	224.6	556.4	453.6
Provision for income taxes	55.5	71.2	118.5	117.6
Net Earnings	199.6	153.4	437.9	336.0
Less: Net earnings attributable to noncontrolling interest	1.3	0.6	1.5	1.1
Net Earnings of Zimmer Biomet Holdings, Inc.	$198.3	$152.8	$436.5	$334.9

Earnings Per Common Share
Basic	$1.03	$0.77	$2.25	$1.69
Diluted	$1.03	$0.77	$2.25	$1.68
Weighted Average Common Shares Outstanding
Basic	192.2	197.9	193.6	198.4
Diluted	192.8	198.3	194.3	199.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Earnings of Zimmer Biomet Holdings, Inc.	$198.3	$152.8	$436.5	$334.9
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	22.1	40.6	22.4	65.4
Unrealized cash flow hedge gains (losses), net of tax	10.7	(23.3)	30.6	(55.4)
Reclassification adjustments on hedges, net of tax	(6.9)	(12.7)	(12.9)	(30.0)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	0.6	(1.9)	1.7	(1.7)
Total Other Comprehensive Income (Loss)	26.5	2.7	41.8	(21.7)
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$224.8	$155.5	$478.3	$313.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$410.0	$591.9
Accounts receivable, less allowance for credit losses	1,769.5	1,704.4
Inventories	2,270.3	2,286.4
Prepaid expenses and other current assets	646.9	537.3
Total Current Assets	5,096.7	5,119.9
Property, plant and equipment, net	2,236.8	2,207.1
Goodwill	9,919.5	9,947.1
Intangible assets, net	4,461.6	4,717.3
Other assets	1,083.3	1,100.3
Total Assets	$22,797.8	$23,091.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$352.4	$303.0
Salaries, wages and benefits	334.3	477.1
Other current liabilities	1,125.3	1,216.5
Current portion of long-term debt	1,201.5	587.1
Total Current Liabilities	3,013.5	2,583.7
Deferred income taxes, net	235.6	244.1
Other long-term liabilities	638.7	626.1
Long-term debt	6,277.5	6,932.0
Total Liabilities	10,165.3	10,386.0
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 319.4 million shares as of June 30, 2026 (318.7 million as of December 31, 2025) issued	3.2	3.2
Paid-in capital	10,223.2	10,178.6
Retained earnings	11,955.1	11,611.0
Accumulated other comprehensive loss	(163.9)	(205.7)
Treasury stock, 128.8 million shares as of June 30, 2026 (123.2 million as of December 31, 2025)	(9,393.7)	(8,889.4)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,623.9	12,697.7
Noncontrolling interest	8.7	8.1
Total Stockholders' Equity	12,632.5	12,705.8
Total Liabilities and Stockholders' Equity	$22,797.8	$23,091.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
						Accumulated
						Other				Total
	Common Shares		Paid-in		Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital		Earnings	(Loss) Income	Number	Amount	Interest	Equity

Balance April 1, 2026	319.3	$3.2	$10,199.3		$11,802.5	$(190.4)	(125.9)	$(9,141.3)	$8.2	$12,681.6
Net earnings	-	-	-		198.3	-	-	-	1.3	199.6
Other comprehensive income	-	-	-		-	26.5	-	-	-	26.5
Cash dividends declared ($0.24 per share)	-	-	-	-	(45.8)	-	-	-	-	(45.8)
Cash dividends to noncontrolling interest	-	-	-		-	-	-		(0.8)	(0.8)
Stock compensation plans	0.1	-	23.8		-	-	-	-	-	23.8
Share repurchases	-	-	-		-	-	(2.9)	(252.4)	-	(252.4)
Balance June 30, 2026	319.4	$3.2	$10,223.2		$11,955.1	$(163.9)	(128.8)	$(9,393.7)	$8.7	$12,632.5

Balance April 1, 2025	318.4	$3.2	$10,086.6		$11,229.7	$(287.3)	(120.5)	$(8,637.1)	$8.7	$12,403.8
Net earnings	-	-	-		152.8	-	-	-	0.6	153.4
Other comprehensive income	-	-	-		-	2.7	-	-	-	2.7
Cash dividends declared ($0.24 per share)	-	-	-		(47.5)	-	-	-	-	(47.5)
Stock compensation plans	-	-	21.5		0.2	-	-	0.1	-	21.8
Balance June 30, 2025	318.4	$3.2	$10,108.1		$11,335.2	$(284.5)	(120.5)	$(8,637.0)	$9.3	$12,534.3

Balance January 1, 2026	318.7	$3.2	$10,178.6		$11,611.0	$(205.7)	(123.2)	$(8,889.4)	$8.1	$12,705.8
Net earnings	-	-	-		436.5	-	-	-	1.5	437.9
Other comprehensive income	-	-	-		-	41.8	-	-	-	41.8
Cash dividends declared ($0.48 per share)	-	-	-		(92.2)	-	-	-	-	(92.2)
Cash dividends to noncontrolling interest	-	-	-		-	-	-	-	(0.8)	(0.8)
Stock compensation plans	0.7	-	44.5		(0.2)	-	-	0.4	-	44.7
Share repurchases	-	-	-		-	-	(5.6)	(504.7)	-	(504.7)
Balance June 30, 2026	319.4	$3.2	$10,223.2		$11,955.1	$(163.9)	$(128.8)	$(9,393.7)	$8.7	12,632.5

Balance January 1, 2025	317.5	$3.2	$10,038.1		$11,095.3	$(262.8)	(118.4)	$(8,405.7)	$8.1	$12,476.2
Net earnings	-	-	-		334.9	-	-	-	1.1	336.0
Other comprehensive loss	-	-	-		-	(21.7)	-	-	-	(21.7)
Cash dividends declared ($0.48 per share)	-	-	-		(95.0)	-	-	-	-	(95.0)
Stock compensation plans	0.6	-	42.2		-	-	-	0.6	-	42.8
Embody, Inc. acquisition consideration	0.3	-	27.8		-	-	-	-	-	27.8
Share repurchases	-	-	-		-	-	(2.1)	(231.9)	-	(231.9)
Balance June 30, 2025	318.4	$3.2	$10,108.1		$11,335.2	$(284.5)	(120.5)	$(8,637.0)	$9.3	$12,534.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows provided by (used in) operating activities:
Net earnings	$437.9	$336.0
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	540.8	526.2
Share-based compensation	48.8	40.8
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(80.1)	(132.0)
Receivables	(24.0)	(18.6)
Inventories	(51.4)	(40.2)
Accounts payable and accrued liabilities	(91.0)	40.4
Other assets and liabilities	26.1	8.3
Net cash provided by operating activities	807.2	761.0
Cash flows provided by (used in) investing activities:
Additions to instruments	(162.6)	(140.2)
Additions to other property, plant and equipment	(90.5)	(94.7)
Net investment hedge settlements	10.8	3.5
Business combination investments, net of acquired cash	-	(1,226.3)
Acquisition of intangible assets	(101.2)	(32.4)
Other investing activities	(6.3)	(0.3)
Net cash used in investing activities	(349.8)	(1,490.4)
Cash flows provided by (used in) financing activities:
Net proceeds from revolving facilities	30.0	220.0
Proceeds from senior notes	-	1,748.1
Redemption of senior notes	-	(863.0)
Dividends paid to stockholders	(93.4)	(95.3)
Proceeds from employee stock compensation plans	12.4	17.1
Business combination contingent consideration payments	(69.2)	(17.4)
Debt issuance costs	(1.3)	(17.3)
Repurchase of common stock	(500.8)	(237.0)
Other financing activities	(17.9)	(16.1)
Net cash (used in) provided by financing activities	(640.3)	739.2
Effect of exchange rates on cash and cash equivalents	1.1	21.6
Change in cash and cash equivalents	(181.9)	31.4
Cash and cash equivalents, beginning of year	591.9	525.5
Cash and cash equivalents, end of period	$410.0	$556.9

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

3. Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
United States	$1,239.9	$1,173.8	$2,449.3	$2,287.4
International	937.0	903.5	1,814.4	1,699.0
Total	$2,177.0	$2,077.3	$4,263.7	$3,986.4

Net sales by product category are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Knees	$828.9	$826.0	$1,657.5	$1,618.9
Hips	562.7	536.1	1,086.8	1,031.9
S.E.T.	586.0	550.6	1,148.2	1,021.1
Technology & Data, Bone Cement and Surgical	199.4	164.6	371.2	314.5
Total	$2,177.0	$2,077.3	$4,263.7	$3,986.4

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

	Employee
	Termination		Contract
	Benefits		Terminations	Other	Total
Expenses incurred in the three months ended June 30, 2026	$1.9		$-	$1.5	$3.4

Balance, December 31, 2025	$91.5		$5.0	$3.1	$99.6
Expenses incurred in the six months ended June 30, 2026	4.2		0.3	5.2	9.7
Cash payments	(50.7)		(2.4)	(5.6)	(58.7)
Foreign currency exchange rate changes	(1.0)	-	-	(0.1)	(1.1)
Balance, June 30, 2026	$44.0		$2.9	$2.6	$49.5

Expense incurred since the start of the 2025 Restructuring Plan	$125.5		$7.6	$13.4	$146.5

Expense estimated to be recognized for the 2025 Restructuring Plan	$130.0		$10.0	$15.0	$155.0

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

5. Inventories

	June 30,	December 31,
	2026	2025
	(in millions)
Finished goods	$1,808.0	$1,832.2
Work in progress	175.6	181.0
Raw materials	286.7	273.2
Inventories	$2,270.3	$2,286.4

6. Property, Plant and Equipment

	June 30,	December 31,
	2026	2025
	(in millions)
Land	$22.5	$22.5
Buildings and equipment	2,450.3	2,419.8
Capitalized software costs	619.6	623.8
Instruments	4,028.8	3,905.0
Construction in progress	298.0	286.3
	7,419.2	7,257.4
Accumulated depreciation	(5,182.4)	(5,050.3)
Property, plant and equipment, net	$2,236.8	$2,207.1

We had $36.0 million and $11.7 million of property, plant and equipment included in accounts payable as of June 30, 2026 and December 31, 2025, respectively.

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

The purchase price allocation for the Paragon 28 acquisition is considered final as of June 30, 2026. The following table summarizes the final estimates of fair value of the assets acquired and liabilities assumed related to the Paragon 28 acquisition (in millions):

Cash consideration	$1,241.5
Contingent consideration	35.0
Fair value of consideration transferred	$1,276.5

Cash	$15.2
Accounts receivable, net	42.0
Inventories	152.6
Prepaid expenses and other current assets	5.6
Intangible assets subject to amortization:
Technology	324.0
Trademarks and trade names	44.0
Customer relationships	91.5
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	103.0
Property, plant and equipment	68.0
Other assets	2.4
Current liabilities	(93.2)
Deferred income taxes	(89.8)
Other long-term liabilities	(1.9)
Total identifiable net assets	$663.4

Goodwill	$613.1

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

The purchase price allocation for the Monogram acquisition is considered final as of June 30, 2026. The following table summarizes the final estimates of fair value of the assets acquired and liabilities assumed related to the Monogram acquisition (in millions):

Cash consideration	$175.9
Contingent consideration	201.6
Fair value of consideration transferred	$377.5

Current assets	$9.4
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	131.5
Other assets	1.5
Current liabilities	(14.3)
Deferred income taxes	(14.1)
Other long-term liabilities	(0.1)
Total identifiable net assets	$113.9

Goodwill	$263.6

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

In the three-month and six-month periods ended June 30, 2026, the aggregate adjustments to the preliminary values of the Paragon 28 and Monogram acquisitions were not material compared to the preliminary values of either of the acquisitions.

We have not included pro forma information and certain other information under GAAP for either of the acquisitions described in this Note because they did not have a material impact on our financial position or results of operations.

In the six-month period ended June 30, 2026, we recognized intangible assets of $81.7 million related to agreements we entered into in order to acquire the ownership rights or gain access to various developed technologies that have been approved by the U.S. Food and Drug Administration. The weighted average amortization period selected for these intangible assets was 10 years. The contractual payments under these agreements are included in "Acquisition of intangible assets" in our condensed consolidated statements of cash flows. We have recognized current liabilities of $25.0 million for the remaining portion of the payments, which represents a noncash investing activity for the six-month period ended June 30, 2026. We also made $44.5 million of payments in the six-month period ended June 30, 2026 related to contractual obligations from similar agreements which were accrued for as of December 31, 2025.

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

8. Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment, including the effects of changes to our reportable segments (in millions):

	Americas	EMEA	Asia Pacific	Total
Balance at December 31, 2025
Goodwill	$9,256.4	$1,405.4	$619.8	$11,281.6
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	$9,248.7	$78.6	$619.8	$9,947.1
Goodwill reportable segment change	19.9	(2.0)	(17.9)	-
Purchase accounting adjustments related to Paragon 28 acquisition	(7.0)	-	-	(7.0)
Purchase accounting adjustments related to Monogram acquisition	0.6	-	-	0.6
Currency translation	(23.4)	(1.1)	3.3	(21.2)
Balance at June 30, 2026
Goodwill	$9,246.5	$1,402.3	$605.2	$11,254.0
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	$9,238.8	$75.5	$605.2	$9,919.5

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

As of January 31, 2026, we estimated the fair value of all of our reporting units, except for Americas CMFT, in order to reallocate goodwill amongst our reportable segments and to test for impairment due to the change. The Americas CMFT reporting unit was not tested for impairment as it was not impacted by the reportable segment change. Goodwill was reallocated amongst the new reporting units using the relative fair method. The relative fair method reallocates the goodwill that existed prior to the change by comparing the fair value of the reporting unit prior to the change versus the fair value of the components that have changed.

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

No impairment charges were required as a result of this testing. However, our Global Foot and Ankle reporting unit's estimated fair value only exceeded its carrying value by approximately 5 percent. The cash flows and assets for our Global Foot and Ankle reporting unit are practically all from our acquisition of Paragon 28 in April 2025. Since the assets of the Global Foot and Ankle reporting unit were recorded at fair value on the acquisition date, this narrow margin is expected. Each of the other three reporting units we tested for impairment had an estimated fair value that exceeded its carrying value by more than 20 percent.

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

9. Debt

Our debt consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Current portion of long-term debt
Uncommitted Credit Facility	$30.0	$-
2.425% Euro Notes due 2026	571.5	587.1
4.700% Senior Notes due 2027	600.0	-
Total current portion of long-term debt	$1,201.5	$587.1

Long-term debt
4.700% Senior Notes due 2027	$-	$600.0
5.350% Senior Notes due 2028	500.0	500.0
5.050% Senior Notes due 2030	550.0	550.0
3.550% Senior Notes due 2030	257.5	257.5
2.600% Senior Notes due 2031	750.0	750.0
5.200% Senior Notes due 2034	700.0	700.0
5.500% Senior Notes due 2035	600.0	600.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
1.164% Euro Notes due 2027	571.5	587.1
3.518% Euro Notes due 2032	800.1	822.0
0.930% Swiss Notes due 2030	260.3	265.1
1.560% Swiss Notes due 2035	483.4	492.2
Debt discount and issuance costs	(42.0)	(46.1)
Adjustment related to interest rate swaps	(119.8)	(112.4)
Total long-term debt	$6,277.5	$6,932.0

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

On June 26, 2026, we entered into a new five-year revolving credit agreement (the “2026 Five-Year Credit Agreement”) and a new 364-day revolving credit agreement (the “2026 364-Day Revolving Credit Agreement”), as described below. Borrowings under these credit agreements will be used for general corporate purposes.

The 2026 Five-Year Credit Agreement contains a five-year unsecured revolving facility of $1.5 billion (the “2026 Five-Year Revolving Facility”). The 2026 Five-Year Credit Agreement replaced the previous revolving credit agreement entered into on June 27, 2025 (the “2025 Five-Year Credit Agreement”), which contained a five-year unsecured revolving facility of $1.5 billion (the “2025 Five-Year Revolving Facility”). There was no principal balance outstanding under the 2025 Five-Year Credit Agreement when it was terminated.

The 2026 Five-Year Credit Agreement will mature on June 26, 2031, with two one-year extensions exercisable at our discretion and subject to required lender consent. The 2026 Five-Year Credit Agreement also includes an uncommitted incremental feature allowing us to request an increase of the facility by an aggregate amount of up to $750.0 million.

Borrowings under the 2026 Five-Year Credit Agreement bear interest at floating rates, based upon either an adjusted term secured overnight financing rate (“Term SOFR”) for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2026 Five-Year Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating.

The 2026 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets. The 2026 Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2026 Five-Year Credit Agreement as of June 30, 2026. As of June 30, 2026, there were no outstanding borrowings under the 2026 Five-Year Credit Agreement.

The 2026 364-Day Revolving Credit Agreement is an unsecured revolving credit facility in the principal amount of $1.25 billion (the “2026 364-Day Revolving Facility”). The 2026 364-Day Revolving Credit Agreement replaced a credit agreement entered into on June 27, 2025, which was a 364-day unsecured revolving credit facility of $1.0 billion (the “2025 364-Day Revolving Facility”). There was no principal balance outstanding under the 2025 364-Day Revolving Facility when it was terminated.

The 2026 364-Day Revolving Facility will mature on June 25, 2027. Borrowings under the 2026 364-Day Revolving Credit Agreement bear interest at floating rates based upon either an adjusted Term SOFR for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2026 364-Day Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating.

The 2026 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets. The 2026 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2026 364-Day Revolving Credit Agreement as of June 30, 2026. As of June 30, 2026, there were no outstanding borrowings under the 2026 364-Day Revolving Credit Agreement.

On August 28, 2023, we entered into an uncommitted revolving facility letter (the "Uncommitted Credit Facility"), which provides that from time to time, we may request, and the lender in its absolute and sole discretion may provide, short-term loans. Borrowings under the Uncommitted Credit Facility may be used only for general corporate and working capital purposes. The Uncommitted Credit Facility provides that the aggregate principal amount of outstanding borrowings at any time shall not exceed $300.0 million. Each borrowing under the Uncommitted Credit Facility will mature on the maturity date specified by the lender at the time of the advance, which will be no more than 90 days following the date of the advance. The Uncommitted Credit Facility and borrowings thereunder are unsecured. Borrowings under the Uncommitted Credit Facility bear interest at floating rates, based upon either Term SOFR for the applicable interest period, the prime rate, or lender’s cost of funds, in each case, plus an applicable margin determined at the time of each borrowing. The Uncommitted Credit Facility includes customary affirmative and negative covenants and events of default for unsecured uncommitted financing arrangements. We were in compliance with all covenants under the Uncommitted Credit Facility as of June 30, 2026. As of June 30, 2026, there was $30.0 million of outstanding borrowings under the Uncommitted Credit Facility.

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

The estimated fair value of our senior notes, which includes our Euro notes and Swiss Notes, as of June 30, 2026, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $7,470.7 million. The carrying value of the outstanding $30.0 million principal balance of the Uncommitted Credit Facility approximates its fair value as it bears interest at short-term market rates.

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

The following table shows the changes in the components of AOCI, net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2025	$(169.2)	$36.6	$(73.1)	$(205.7)
AOCI before reclassifications	22.4	30.6	-	53.0
Reclassifications to statements of earnings	-	(12.9)	1.7	(11.2)
Balance at June 30, 2026	$(146.8)	$54.3	$(71.4)	$(163.9)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Location on
Component of AOCI	2026	2025	2026	2025	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$8.6	$15.7	$16.4	$36.7	Cost of products sold
Forward starting interest rate swaps	(0.2)	(0.2)	(0.4)	(0.4)	Interest expense, net
	8.4	15.5	16.0	36.3	Total before tax
	1.5	2.8	3.1	6.3	Provision for income taxes
	$6.9	$12.7	$12.9	$30.0	Net of tax
Defined benefit plans
Prior service cost and unrecognized actuarial loss	$(0.8)	$2.3	$(2.1)	$2.1	Other income (expense), net
	(0.2)	0.4	(0.4)	0.4	Provision for income taxes
	$(0.6)	$1.9	$(1.7)	$1.7	Net of tax
Total reclassifications	$6.3	$14.6	$11.2	$31.7	Net of tax

The following tables show the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$27.8	$5.7	$22.1	$40.0	$17.6	$22.4
Unrealized cash flow hedge gains	13.2	2.5	10.7	36.9	6.3	30.6
Reclassification adjustments on cash flow hedges	(8.4)	(1.5)	(6.9)	(16.0)	(3.1)	(12.9)
Adjustments to prior service cost and unrecognized actuarial assumptions	0.8	0.2	0.6	2.1	0.4	1.7
Total Other Comprehensive Income	$33.4	$6.9	$26.5	$63.0	$21.2	$41.8

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(3.7)	$(44.3)	$40.6	$(2.2)	$(67.6)	$65.4
Unrealized cash flow hedge losses	(34.2)	(10.9)	(23.3)	(67.0)	(11.6)	(55.4)
Reclassification adjustments on cash flow hedges	(15.5)	(2.8)	(12.7)	(36.3)	(6.3)	(30.0)
Adjustments to prior service cost and unrecognized actuarial assumptions	(2.3)	(0.4)	(1.9)	(2.1)	(0.4)	(1.7)
Total Other Comprehensive (Loss) Income	$(55.7)	$(58.4)	$2.7	$(107.6)	$(85.9)	$(21.7)

11. Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of June 30, 2026
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$56.2	$-	$56.2	$-
Cross-currency interest rate swaps	54.9	-	54.9	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	5.9	-	5.9	-
Total Assets	$117.0	$-	$117.0	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$0.7	$-	$0.7	$-
Cross-currency interest rate swaps	2.9	-	2.9	-
Interest rate swaps	119.8	-	119.8	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.7	-	1.7	-
Contingent payments related to acquisitions	244.6	-	-	244.6
Total Liabilities	$369.7	$-	$125.1	$244.6

	As of December 31, 2025
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$41.4	$-	$41.4	$-
Cross-currency interest rate swaps	49.7	-	49.7	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	4.0	-	4.0	-
Total Assets	$95.1	$-	$95.1	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$4.8	$-	$4.8	$-
Cross-currency interest rate swaps	9.4	-	9.4	-
Interest rate swaps	112.4	-	112.4	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.4	-	1.4	-
Contingent payments related to acquisitions	299.2	-	-	299.2
Total Liabilities	$427.2	$-	$128.0	$299.2

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

The following table provides a reconciliation of the beginning and ending balances for the six-month periods ended June 30, 2026 and 2025, of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities	June 30, 2026	June 30, 2025
Contingent payments related to acquisitions
Beginning balance	$299.2	$180.7
New contingent consideration related to Paragon 28 acquisition	-	36.8
Change in estimates	19.2	(7.7)
Settlements	(74.1)	(45.2)
Foreign currency impact	0.3	2.1
Ending balance	$244.6	$166.7

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

As of June 30, 2026 and December 31, 2025, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Long-term debt	$876.7	$884.0	$(119.8)	$(112.4)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes due 2045 we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering. The interest rate swaps were settled, and the remaining loss to be recognized at June 30, 2026, was $22.1 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

At June 30, 2026, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Japanese Yen 54.1 billion and Swiss Franc 290 million. These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Japanese Yen and Swiss Franc. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated. We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings. The net cash received or paid related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows. In the six-month period ended June 30, 2026, Swiss Franc 50 million of our cross-currency swaps matured at a loss of $8.9 million and Japanese Yen 9.1 billion of our cross-currency interest rate swaps matured at a gain of $6.3 million. In the six-month period ended June 30, 2025, Euro 225 million of our cross-currency interest rate swaps matured at a loss of $8.0 million. The settlement of gains and losses with the counterparties is reflected in investing cash flows in our condensed consolidated statements of cash flows and will remain in AOCI on our condensed consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts and options outstanding at June 30, 2026, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from July 2026 through November 2028. As of June 30, 2026, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,809.9 million. As of June 30, 2026, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $395.2 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)					Amount of Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	June 30,		June 30,		Location on	June 30,		June 30,
Derivative Instrument	2026	2025	2026	2025	Statements of Earnings	2026	2025	2026	2025
Foreign exchange forward contracts	$13.2	$(34.2)	$36.9	$(67.0)	Cost of products sold	$8.6	$15.7	$16.4	$36.7
Forward starting interest rate swaps	-	-	-	-	Interest expense, net	(0.2)	(0.2)	(0.4)	(0.4)
	$13.2	$(34.2)	$36.9	$(67.0)		$8.4	$15.5	$16.0	$36.3

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at June 30, 2026, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $61.6 million, or a net unrealized gain of $54.3 million after taxes, which is deferred in AOCI. A gain of $23.3 million, or $19.4 million after taxes, is expected to be reclassified to earnings in cost of products sold, and a loss of $0.8 million, or $0.6 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Cost of	Interest	Cost of	Interest	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$635.5	$(72.9)	$592.2	$(79.3)	$1,211.6	$(141.7)	$1,142.0	$(145.5)
The effects of fair value, cash flow and net investment hedging:
Loss on fair value hedging relationships
Interest rate swaps	-	(6.3)	-	(8.1)	-	(12.6)	-	(16.0)
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	8.6	-	15.7	-	16.4	-	36.7	-
Forward starting interest rate swaps	-	(0.2)	-	(0.2)	-	(0.4)	-	(0.4)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	6.9	-	4.8	-	13.7	-	10.1

Derivatives Not Designated as Hedging Instruments

The following gains (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended		Six Months Ended
	Location on	June 30,		June 30,
Derivative Instrument	Statements of Earnings	2026	2025	2026	2025
Foreign exchange forward contracts	Other income (expense), net	$1.4	$(8.8)	$(0.8)	$(11.4)

These gains (losses) do not reflect losses of $4.7 million in the three-month period ended June 30, 2026, gains of $6.8 million in the three-month period ended June 30, 2025, losses of $9.8 million in the six-month period ended June 30, 2026 and gains of $8.2 million in the six-month period ended June 30, 2025, recognized in other income (expense), net as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of June 30, 2026 and December 31, 2025, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets. On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with substantially all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of June 30, 2026		As of December 31, 2025
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$55.5	Other current assets	$50.7
Cross-currency interest rate swaps	Other current assets	54.5	Other current assets	29.0
Foreign exchange forward contracts	Other assets	21.8	Other assets	18.7
Cross-currency interest rate swaps	Other assets	0.4	Other assets	-
Interest rate swaps	Other assets	-	Other assets	20.7
Total asset derivatives		$132.2		$119.1

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$8.7	Other current assets	$5.2

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$16.9	Other current liabilities	$24.9
Cross-currency interest rate swaps	Other current liabilities	-	Other current liabilities	9.4
Foreign exchange forward contracts	Other long-term liabilities	4.9	Other long-term liabilities	7.9
Cross-currency interest rate swaps	Other long-term liabilities	2.9	Other long-term liabilities	-
Interest rate swaps	Other long-term liabilities	119.8	Other long-term liabilities	112.4
Total liability derivatives		$144.5		$154.6

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$4.5	Other current liabilities	$2.6

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of June 30, 2026			As of December 31, 2025
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$55.5	$16.2	$39.3	$50.7	$21.5	$29.2
Cash flow hedges	Other assets	21.8	4.9	16.9	18.7	6.5	12.2
Derivatives Not Designated as Hedges	Other current assets	8.7	2.8	5.9	5.2	1.2	4.0

Liability Derivatives
Cash flow hedges	Other current liabilities	16.9	16.2	0.7	24.9	21.5	3.4
Cash flow hedges	Other long-term liabilities	4.9	4.9	-	7.9	6.5	1.4
Derivatives Not Designated as Hedges	Other current liabilities	4.5	2.8	1.7	2.6	1.2	1.4

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Instrument	2026	2025	2026	2025

Euro Notes	$14.8	$(158.8)	$53.1	$(234.5)
Swiss Notes	3.6	-	13.6	-
Cross-currency interest rate swaps	5.9	(29.8)	9.2	(52.4)
	$24.3	$(188.6)	$75.9	$(286.9)

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

In the three and six-month periods ended June 30, 2026, our effective tax rate (“ETR”) was 21.8 percent and 21.3 percent, respectively, compared to 31.7 percent and 25.9 percent in the three and six-month periods ended June 30, 2025, respectively. The 21.8 percent and the 21.3 percent ETR in the three and six-month periods ended June 30, 2026, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations. The 31.7 percent and the 25.9 percent ETR in the three and six-month periods ended June 30, 2025, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations and in part due to a change in our assertion regarding the indefinite reinvestment of earnings of certain foreign subsidiaries. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which generally have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits, appeals, and litigation; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

14. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Weighted average shares outstanding for basic net earnings per share	192.2	197.9	193.6	198.4
Effect of dilutive stock options and other equity awards	0.6	0.4	0.7	0.6
Weighted average shares outstanding for diluted net earnings per share	192.8	198.3	194.3	199.0

During the three and six-month periods ended June 30, 2026, an average of 3.9 million options and 4.1 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive. During the three and six-month periods ended June 30, 2025, an average of 4.8 million options for each period to purchase shares of common stock were not included for the same reason.

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

In the three-month period ended March 31, 2026, the responsibilities of certain senior leaders who report to the CODM and the related operating profit information these leaders present to the CODM changed. The changes were primarily: 1) results related to our Foot and Ankle business in EMEA and Asia Pacific are now included in the results of the Americas, and 2) certain product category expenses, such as centralized R&D and global marketing, are included in the results of the Americas. Prior period reportable segment financial information has been recast to conform to the current period presentation.

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

Segment operating profit measures by segment are as follows (in millions):

	Americas		EMEA		Asia Pacific		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025

Net Sales	$1,359.0	$1,287.0	$478.5	$458.1	$339.5	$332.2	$2,177.0	$2,077.3
Cost of products sold, excluding intangible asset amortization	309.3	292.7	182.6	166.6	124.2	117.6
Selling, general and administrative	432.7	385.2	142.8	136.0	107.3	90.7
Research and development	71.1	73.6	1.9	1.7	3.9	3.5
Segment profit	$546.0	$535.6	$151.1	$153.8	$104.1	$120.3	$801.2	$809.7
Corporate items							311.7	349.1
Intangible asset amortization							163.4	160.6
Other income (expense), net							(1.9)	(3.9)
Interest expense, net							72.9	79.3
Earnings before income taxes							$255.1	$224.6

	Americas		EMEA		Asia Pacific		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025

Net Sales	$2,683.5	$2,493.8	$968.3	$899.9	$611.8	$592.7	$4,263.7	$3,986.4
Cost of products sold, excluding intangible asset amortization	618.0	570.9	369.0	332.5	212.1	201.0
Selling, general and administrative	858.2	744.8	292.3	259.3	195.3	175.9
Research and development	143.0	144.6	3.7	3.8	7.2	6.8
Segment profit	$1,064.3	$1,033.5	$303.4	$304.3	$197.1	$209.1	$1,564.8	$1,546.9
Corporate items							540.1	643.1
Intangible asset amortization							325.5	311.6
Other income (expense), net							1.1	(6.9)
Interest expense, net							141.7	145.5
Earnings before income taxes							$556.4	$453.6

Depreciation and amortization included in segment profit is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Americas	$45.1	$45.8	$90.0	$86.5
EMEA	16.8	15.9	33.8	31.5
Asia Pacific	15.7	15.0	31.1	30.2
Corporate items	29.8	34.5	60.4	66.4
Intangible asset amortization	163.4	160.6	325.5	311.6
Total	$270.8	$271.8	$540.8	$526.2

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

We recognize litigation-related charges and gains in Selling, general and administrative expense on our condensed consolidated statement of earnings. During the three and six-month periods ended June 30, 2026, we recognized $17.8 million and $22.8 million, respectively, of net litigation-related charges. During the three and six-month periods ended June 30, 2025, we recognized $5.3 million and $7.3 million, respectively, of net litigation-related charges. At June 30, 2026 and December 31, 2025, accrued litigation liabilities were $137.9 million and $136.2 million, respectively. These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies and not just the claims discussed below. We have also succeeded to Paragon 28’s existing litigation matters as a result of the Paragon 28 acquisition. We have evaluated these litigation matters and have recognized immaterial related liabilities as part of the assets and liabilities acquired on the acquisition date. The ultimate cost of litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on our financial condition and results of operations.

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

Other Contingencies

Contractual obligations: We have entered into development, distribution, investment and other contractual arrangements, such as the one described below, not accounted for as business combinations that may result in future payments dependent upon various events such as a capital call, the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $465 million.

In addition, we have entered into business combinations that include contingent consideration. The range of our potential contingent consideration payments are $0 to $720 million that may be paid out through 2031.

In the six-month period ended June 30, 2026, we executed a commitment letter to invest in an investment fund with a capital commitment of up to $300 million, which is expected to become callable over a four-year period. The investment fund intends to invest in healthcare companies and assets, with a primary focus on transformative healthcare innovations that address musculoskeletal and rheumatologic conditions, enabling improved human mobility and performance, primarily through privately negotiated investments in healthcare enterprises and assets. We expect that the investment fund will commence in the second half of 2026, at which time we will begin making investments.

U.S. Tariffs: On February 20, 2026, the U.S. Supreme Court ruled the International Emergency Economic Powers Act ("IEEPA") does not authorize the President to impose tariffs, effectively invalidating IEEPA-based tariffs that had been in effect since February 2025. However, the ruling did not invalidate any other tariffs. In addition, immediately following the IEEPA decision, the U.S. government initiated new tariffs under alternative authorities. Following the Supreme Court ruling, on March 4, 2026, the Court of International Trade issued an order directing Customs and Border Protection ("CBP") to begin paying refunds immediately. The CBP developed a new system to process the unprecedented volume of IEEPA tariff refunds. Prior to the Supreme Court ruling, we had paid IEEPA tariffs of approximately $77 million. In the second quarter of 2026, we started submitting refund requests and received a portion of previously paid IEEPA tariffs. We believe it is probable that we will recover the full amount of the IEEPA tariffs paid and therefore recognized a receivable in the first quarter of 2026 under the loss recovery accounting model. As a result, during the six-month period ended June 30, 2026, we reduced cost of products sold by approximately $30 million, representing the amount of inventory we previously sold to customers upon which we had recognized expense for tariffs. In addition, during the six-month period ended June 30, 2026, we reduced inventory and property, plant and equipment by $39 million and $8 million, respectively, for tariffs that had been capitalized as part of the cost of inventory and instruments. We will continue to monitor recent developments on tariff policy and evaluate any changes to the applicability of tariffs to our business as they occur.

17. Subsequent Events

Subsequent to June 30, 2026, we acquired a business and signed a merger agreement with a separate privately held company that is expected to close once regulatory approval is received. The initial cash consideration for these acquisitions is approximately $245 million with additional contingent consideration of up to $210 million if certain regulatory and revenue milestones are achieved. These acquisitions provide us new pain management technology that can be used in procedures across multiple product categories and surgical technology to expand our product portfolio. We are in the process of determining fair values of assets acquired and liabilities assumed.

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

The Paragon 28 acquisition was completed on April 21, 2025. The Paragon 28 impacts on year-over-year net sales growth in the following discussion and analysis refer to net sales of Paragon 28 products from January 1, 2026 through the one-year anniversary in April 2026, since there are no prior year comparable net sales of those products for the time period.

Executive Level Overview

Results for the Three and Six-Month Periods ended June 30, 2026

In the three and six-month periods ended June 30, 2026, our net sales increased 4.8 percent and 7.0 percent, respectively, when compared to the same prior year periods. Net sales growth was driven by a combination of our Paragon 28 acquisition, positive effects of changes in foreign currency exchange rates, opportunistic end-of-quarter customer purchases, increased ROSA® Robot and bone cement sales, market growth and new product introductions. Paragon 28 had a positive impact on our net sales of 0.7 percent and 2.3 percent in the three and six-month periods ended June 30, 2026, respectively. Additionally, our net sales experienced a positive effect of 0.1 percent and 1.3 percent from changes in foreign currency exchange rates in the three and six-month periods ended June 30, 2026, respectively.

Our net earnings were $198.3 million and $436.5 million in the three and six-month periods ended June 30, 2026, respectively, compared to $152.8 million and $334.9 million, respectively, in the same prior year periods. The increase in net earnings in both 2026 periods was primarily due to increased net sales, lower acquisition and integration costs due to significant charges incurred in the 2025 periods related to the Paragon 28 acquisition that did not recur, lower spending on R&D projects and savings from our restructuring programs. In addition, in the six-month period ended June 30, 2026, we recognized a favorable adjustment of approximately $30 million related to probable U.S. tariff refunds.

2026 Outlook

We expect year-over-year net sales growth of 3.9 percent to 4.9 percent in 2026 to be driven by a combination of market growth, new product introductions, the Paragon 28 acquisition and positive effects of changes in foreign currency exchange rates, partially offset by the expected impact from changes to our go-to-market strategy and execution in the U.S. and certain other international markets, as well as price declines. These expected impacts, combined with the uncertain timing of incentivized stocking orders and capital sales, could cause fluctuations in our quarterly results. We estimate that the Paragon 28 acquisition will contribute an additional 1.1 percent to the year-over-year net sales growth for the period up until the one-year anniversary of the deal closing in April 2026. Based on foreign currency exchange rates at the end of 2025, we expect foreign currency to have a 0.5 percent positive impact on year-over-year net sales growth. We estimate operating profit will increase in 2026 when compared to 2025 due to higher net sales, leverage from fixed operating expenses, refunds from U.S. tariffs paid in 2025, ongoing savings from our restructuring plans, non-recurrence of inventory and instrument charges related to certain product lines we expect to discontinue and lower employee termination and other charges from our restructuring plans. However, we expect that these favorable items may be partially offset by the impact from inflation, investments in our U.S. commercial sales channel and higher net interest expense.

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

Net Sales by Geography

The following tables present our net sales by geography and the percentage changes (dollars in millions):

	Three Months Ended
	June 30,
	2026	2025	% Inc
United States	$1,239.9	$1,173.8	5.6%
International	937.0	903.5	3.7
Total	$2,177.0	$2,077.3	4.8

	Six Months Ended
	June 30,
	2026	2025	% Inc
United States	$2,449.3	$2,287.4	7.1%
International	1,814.4	1,699.0	6.8
Total	$4,263.7	$3,986.4	7.0

Net Sales by Product Category

The following tables present our net sales by product category and the percentage changes (dollars in millions):

	Three Months Ended
	June 30,
	2026	2025	% Inc
Knees	$828.9	$826.0	0.4%
Hips	562.7	536.1	5.0
S.E.T.	586.0	550.6	6.4
Technology & Data, Bone Cement and Surgical	199.4	164.6	21.1
Total	$2,177.0	$2,077.3	4.8

	Six Months Ended
	June 30,
	2026	2025	% Inc
Knees	$1,657.5	$1,618.9	2.4%
Hips	1,086.8	1,031.9	5.3
S.E.T.	1,148.2	1,021.1	12.5
Technology & Data, Bone Cement and Surgical	371.2	314.5	18.0
Total	$4,263.7	$3,986.4	7.0

The following table presents our net sales by geography for our Knees and Hips product categories (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Inc / (Dec)	2026	2025	% Inc
Knees
United States	$455.0	$448.7	1.4%	$924.1	$907.8	1.8%
International	374.0	377.3	(0.9)	733.4	711.2	3.1
Total	$828.9	$826.0	0.4	$1,657.5	$1,618.9	2.4
Hips
United States	$288.5	$272.5	5.9%	$566.1	$536.7	5.5%
International	274.1	263.6	4.0	520.7	495.2	5.2
Total	$562.7	$536.1	5.0	$1,086.8	$1,031.9	5.3

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had a positive effect of 5.5 percent and 6.4 percent on year-over-year sales during the three and six-month periods ended June 30, 2026, respectively. The Paragon 28 acquisition contributed 0.7 percent and 2.3 percent to volume growth in the three and six-month periods ended June 30, 2026, respectively. In addition, opportunistic end-of-quarter customer purchases, increased ROSA® Robot and bone cement sales, market growth and new product introductions contributed positively to volume and mix trends in both periods.

Pricing Trends

Global selling prices had a negative effect of 0.8 percent and 0.7 percent on year-over-year sales during the three and six-month periods ended June 30, 2026, respectively. We continue to experience pricing pressure from local hospitals, health systems, and governmental healthcare cost containment efforts. In addition, volume-based discounts to incentivize customer purchases had a negative effect on our pricing in both periods.

Foreign Currency Exchange Rates

For the three and six-month periods ended June 30, 2026, changes in foreign currency exchange rates had a positive effect of 0.1 percent and 1.3 percent on year-over-year sales, respectively. If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a positive impact of approximately 0.5 percent on full-year 2026 sales.

Geography

The 5.6 percent and 7.1 percent net sales growth in the U.S. in the three and six-month periods ended June 30, 2026, respectively, was driven by the Paragon 28 acquisition, opportunistic end-of-quarter customer purchases, increased ROSA® Robot sales and market growth in our Hips and S.E.T. product categories. The Paragon 28 acquisition contributed 1.0 percent and 3.2 percent to U.S. net sales growth in the three and six-month periods ended June 30, 2026, respectively. Internationally, net sales increased by 3.7 percent and 6.8 percent during the three and six-month periods ended June 30, 2026, respectively, when compared to the same prior year periods. This increase was driven by the Paragon 28 acquisition, increased bone cement sales, market growth in most of our international markets and changes in foreign currency exchange rates. The Paragon 28 acquisition contributed 0.4 percent and 1.1 percent to International net sales growth in the three and six-month periods ended June 30, 2026, respectively. Our International sales were positively affected by 0.2 percent and 3.0 percent due to changes in foreign currency exchange rates in the three and six-month periods ended June 30, 2026, respectively.

Product Categories

Knees and Hips net sales benefited from opportunistic end-of-quarter customer purchases, market growth and new product introductions in the three and six-month periods ended June 30, 2026. Changes in foreign currency exchange rates had a positive effect of 0.3 percent and 1.5 percent on Knees net sales in the three and six-month periods ended June 30, 2026, respectively. Changes in foreign currency exchange rates had a negative effect of 0.1 percent and a positive effect of 1.1 percent on Hips net sales in the three and six-month periods ended June 30, 2026, respectively. The S.E.T. net sales increase in the three and six-month periods ended June 30, 2026, was primarily the result of the Paragon 28 acquisition and growth in our upper extremities and craniomaxillofacial and thoracic products. The Paragon 28 acquisition contributed 2.8 percent and 8.9 percent to S.E.T. net sales growth in the three and six-month periods ended June 30, 2026, respectively. Technology & Data, Bone Cement and Surgical net sales increased 21.1 percent and 18.0 percent in the three and six-month periods ended June 30, 2026, respectively, primarily due to strong net sales of our ROSA® Robot and bone cement products.

Expenses as a Percentage of Net Sales

	Three Months Ended			Six Months Ended
	June 30,		% Inc /	June 30,		% Inc /
	2026	2025	(Dec)	2026	2025	(Dec)
Cost of products sold, excluding intangible asset amortization	29.2%	28.5%	0.7%	28.4%	28.6%	(0.2)%
Intangible asset amortization	7.5	7.7	(0.2)	7.6	7.8	(0.2)
Research and development	4.8	5.5	(0.7)	4.9	5.6	(0.7)
Selling, general and administrative	41.3	39.2	2.1	41.0	39.5	1.5
Restructuring and other cost reduction initiatives	1.4	0.8	0.6	0.8	1.3	(0.5)
Acquisition, integration, divestiture and related	0.8	3.8	(3.0)	0.8	2.2	(1.4)
Operating profit	15.0	14.4	0.6	16.4	14.9	1.5

Cost of products sold, excluding intangible asset amortization, increased in amount in the three and six-month periods ended June 30, 2026, when compared to the same prior year periods. Cost of products sold as a percentage of net sales increased as a percentage of net sales in the three-month period ended June 30, 2026, but decreased in the six-month period ended June 30, 2026, when compared to the same prior year periods. The increases in amounts in both 2026 periods when compared to the same prior year periods were primarily due to higher sales volume. The increase as a percentage of net sales in the three-month period ended June 30, 2026, was due to higher manufacturing costs, incremental expense related to Paragon 28 inventory sold being stepped-up to fair value on the acquisition date, and the impact of net sales price declines, partially offset by a favorable mix of products sold. In the six-month period ended June 30, 2026, the year-over-year decrease as a percentage of net sales was driven by a favorable adjustment of approximately $30 million related to probable U.S. tariff refunds, partially offset by the same factors discussed for the three-month period ended June 30, 2026.

Intangible asset amortization expense increased in amount but decreased as a percentage of net sales in the three and six-month periods ended June 30, 2026 compared to the same prior year periods due to the Paragon 28 acquisition.

R&D expenses decreased in amount and as a percentage of net sales in the three and six-month periods ended June 30, 2026, when compared to the same prior year periods. The decreases were driven by completion of our spending on our initial compliance with the European Union Medical Device Regulation at the end of 2025, decreases in spending on certain projects and savings from our 2025 Restructuring Plan. These favorable items were partially offset by Paragon 28 and Monogram-related R&D expenses.

Selling, general and administrative (“SG&A”) expenses increased in amount and as a percentage of net sales in the three and six-month periods ended June 30, 2026, when compared to the same prior year periods. The increases were driven by variable and bonus selling expenses from higher net sales and other incentive programs, Paragon 28-related expenses, higher litigation-related expense from certain product liability matters, higher bad debt charges and investments made in our sales force and other areas.

In February 2025 and then as further expanded in December 2025, and in December of each of 2023, 2021 and 2019, we initiated global restructuring programs. We also have other cost reduction and optimization initiatives that have the goal of reducing costs across the organization. We recognized expenses of $29.8 million and $36.1 million in the three and six-month periods ended June 30, 2026, respectively, compared to $17.5 million and $53.5 million in the same prior year periods, respectively, related to these programs and initiatives. These expenses were primarily related to employee termination benefits, sales agent contract terminations, and consulting and project management expenses associated with these programs, as well as expenses related to other optimization initiatives. The expenses were higher in the three-month period ended June 30, 2026, when compared to the same prior year period, due to a new manufacturing optimization initiative that commenced in 2026. The expenses were lower in the six-month period ended June 30, 2026, when compared to the same prior year period, due to the completion of the 2023, 2021 and 2019 plans by the end of 2025 as well as a majority of expense related to the 2025 Restructuring Plan having already been incurred by the end of 2025. For more information regarding these expenses, see Note 4 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Acquisition, integration, divestiture and related expenses decreased in amount and as a percentage of net sales in the three and six-month periods ended June 30, 2026, when compared to the same prior year periods. The decreases were primarily driven by Paragon 28-related integration costs incurred when that acquisition was completed in the prior year periods.

Other Income (Expense), Net, Interest Expense, Net, and Income Taxes

In the three and six-month periods ended June 30, 2026, we recognized income of $1.9 million and expense of $1.1 million, respectively, in our other income (expense), net financial statement line item compared to income of $3.9 million and $6.9 million in the same prior year periods, respectively. Our other income (expense), net financial statement line item is primarily composed of pension-related gains, changes in the value of our investments, and foreign currency exchange rate-related gains and losses and can vary based upon market conditions.

Interest expense, net, was $72.9 million and $141.7 million in the three and six-month periods ended June 30, 2026, respectively, compared to $79.3 million and $145.5 million the same prior year periods, respectively. The decreased interest expense in the 2026 periods when compared to the same prior year periods was due to debt refinanced in late 2025 at lower interest rates than the debt it replaced.

In the three and six-month periods ended June 30, 2026, our effective tax rate (“ETR”) was 21.8 percent and 21.3 percent, respectively, compared to 31.7 percent and 25.9 percent in the three and six-month periods ended June 30, 2025, respectively. The 21.8 percent and the 21.3 percent ETR in the three and six-month periods ended June 30, 2026, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations. The 31.7 percent and the 25.9 percent ETR in the three and six-month periods ended June 30, 2025, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations and in part due to a change in our assertion regarding the indefinite reinvestment of earnings of certain foreign subsidiaries.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(dollars in millions)	2026	2025	2026	2025	2026	2025
Americas	$1,359.0	$1,287.0	$546.0	$535.6	40.2%	41.6%
EMEA	478.5	$458.1	151.1	153.8	31.6	33.6
Asia Pacific	339.5	$332.2	104.1	120.3	30.7	36.2

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(dollars in millions)	2026	2025	2026	2025	2026	2025
Americas	$2,683.5	$2,493.8	$1,064.3	$1,033.5	39.7%	41.4%
EMEA	968.3	899.9	303.4	304.3	31.3	33.8
Asia Pacific	611.8	592.7	197.1	209.1	32.2	35.3

Americas

In the Americas, operating profit increased while operating profit as a percentage of net sales decreased in the three and six-month periods ended June 30, 2026, when compared to the same prior year periods. Operating profit increased in both periods primarily due to higher net sales, including Paragon 28 products. Operating profit as a percentage of net sales decreased in both periods due to the fact that the operating profit contributed by Paragon 28 is at a lower operating profit margin as well as higher selling expenses and investments we have made in our sales force.

EMEA

In EMEA, operating profit and operating profit as a percentage of net sales decreased in the three and six-month periods ended June 30, 2026, when compared to the same prior year periods. The decreases were primarily due to hedge-related losses recognized in the 2026 periods compared to hedge-related gains recognized in the 2025 periods and investments in our sales force.

Asia Pacific

In Asia Pacific, operating profit and operating profit as a percentage of net sales decreased in the three and six-month periods ended June 30, 2026, when compared to the same prior year periods. The decreases were primarily due to a higher mix of revenues to less profitable countries and higher bad debt charges.

Liquidity and Capital Resources

As of June 30, 2026, we had $410.0 million in cash and cash equivalents. In addition, we had $1.25 billion available to borrow under our 2026 364-Day Credit Agreement, and $1.5 billion available under our 2026 Five-Year Revolving Facility. The terms of the 2026 364-Day Credit Agreement and the 2026 Five-Year Revolving Facility are described further in Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Sources of Liquidity

Cash flows provided by operating activities were $807.2 million in the six-month period ended June 30, 2026, compared to $761.0 million in the same prior year period. The increase was due to lower restructuring-related payments; lower U.S. tariffs paid, net of refunds, in the 2026 period; lower income tax payments; and payments related to the closing of the Paragon 28 acquisition in 2025 that did not recur. These favorable items were partially offset by higher bonus payments and unfavorable timing of payments of accounts payable relative to the 2025 period.

Cash flows used in investing activities were $349.8 million in the six-month period ended June 30, 2026, compared to $1,490.4 million in the same prior year period. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio, including new product introductions and optimization of our manufacturing and logistics networks. In the six-month period ended June 30, 2026, we paid $101.2 million related to the ownership rights or to gain access to various technologies that were recognized as intangible assets. In the six-month period ended June 30, 2025, we paid $1,226.3 million, net of cash acquired, for the acquisition of Paragon 28, as well as paid $32.4 million related to the ownership rights to a technology that was recognized as an intangible asset.

Cash flows used in financing activities were $640.3 million in the six-month period ended June 30, 2026, compared to cash flows provided by financing activities of $739.2 million in the same prior year period. In the 2026 period, we repurchased $500.8 million of our common stock using cash on hand and net borrowings from our revolving credit facilities. In the 2025 period, we issued senior notes for proceeds of $1,748.1 million and had net borrowings of $220.0 million on our revolving credit facilities. We used these proceeds, along with cash on hand, for the acquisition of Paragon 28, to redeem $863.0 million of senior notes that were to mature on April 1, 2025, and to repurchase $237.0 million of our common stock.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of June 30, 2026, $353.0 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $63.7 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The remaining amount is denominated in currencies of the various countries where we operate. We generally intend to limit distributions from foreign subsidiaries earnings that were previously taxed in the U.S. These previously taxed earnings would not be subject to further U.S. federal tax.

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

Material Cash Requirements from Known Contractual and Other Obligations

At June 30, 2026, we had outstanding debt of $7,479.0 million, of which $1,201.5 million was classified as current debt. Our current debt consists of $571.5 million of senior notes that mature on December 13, 2026, $600.0 million of senior notes that mature on February 19, 2027 and $30.0 million outstanding on our Uncommitted Credit Facility which we expect to repay within the next year. We believe we can satisfy these debt obligations with cash on hand, cash generated from our operations, by issuing new debt and/or by borrowing on our committed revolving credit facilities.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In February and May 2026, our Board of Directors declared a quarterly cash dividend of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

On February 9, 2026, our Board of Directors authorized a $1.5 billion share repurchase program effective immediately, with no expiration date. As of June 30, 2026, $1,003.1 million remained authorized under the program.

As discussed in Note 4 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, we are executing on a 2025 Restructuring Plan. The 2025 Restructuring Plan is expected to result in total pre-tax charges of approximately $155 million by the end of 2027, of which approximately $147 million was incurred through June 30, 2026. We expect to reduce gross annual pre-tax operating expenses by approximately $175 million relative to the 2024 baseline expenses by the end of 2027 as program benefits under the 2025 Restructuring Plan are realized.

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

As discussed in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters. We estimate the total liabilities for all litigation matters was $137.9 million as of June 30, 2026. However, litigation is inherently uncertain, and upon resolution of any of these uncertainties, we may incur charges in excess of these estimates, and may in the future incur other material judgments or enter into other material settlements of claims. We expect to pay these liabilities over the next few years. Additionally, we have entered into development, distribution, investment and other contractual arrangements that may result in future payments dependent upon various events such as a capital call, the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $465 million. Included in that estimate is the amount under a commitment letter we executed in the six-month period ended June 30, 2026, to invest in an investment fund with a capital commitment of up to $300 million, which is expected to become callable over a four-year period. The investment fund intends to invest in healthcare companies and assets, with a primary focus on transformative healthcare innovations that address musculoskeletal and rheumatologic conditions, enabling improved human mobility and performance, primarily through privately negotiated investments in healthcare enterprises and assets. We estimate the investment fund will commence in the second half of 2026, at which time we will begin making investments.

In addition, we have entered into business combinations that include contingent consideration. For each of our acquisitions that include contingent consideration, there is a maximum payout. Accordingly, the range of our potential contingent consideration payments are $0 to $720 million as of June 30, 2026, that may be paid out through 2031.

Subsequent to June 30, 2026, we acquired a business and signed a merger agreement with a separate privately held company that is expected to close once regulatory approval is received. The initial cash consideration for these acquisitions is approximately $245 million with additional contingent consideration of up to $210 million if certain regulatory and revenue milestones are achieved.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 2 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

The preparation of our financial statements is affected by the selection and application of accounting policies and methods, and also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the six-month period ended June 30, 2026 to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes repurchases of common stock settled during the three-month period ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program(1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
April 1-30, 2026	-	$-	-	$1,250,000,030
May 1-31, 2026	1,839,518	83.45	1,839,518	1,095,488,321
June 1-30, 2026	1,078,313	86.56	1,078,313	1,003,147,146
Total	2,917,831	$84.60	2,917,831	$1,003,147,146

(1) In February 2026, our Board of Directors authorized a $1.5 billion share repurchase program with no expiration date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three-month period ended June 30, 2026, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in rules of the SEC.

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

3.2	Restated Bylaws of Zimmer Biomet Holdings, Inc., effective December 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed February 24, 2023)

10.1*	Offer Letter, dated as of March 24, 2026, by and between Zimmer Pte. Ltd. and Chintan Desai

10.2*	Change in Control Severance Agreement, dated as of March 24, 2026, by and between Zimmer Pte. Ltd. and Chintan Desai

10.3*	Form of Indemnification Agreement with Chintan Desai (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)

10.4

Five-Year Revolving Credit Agreement, dated as of June 26, 2026, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 29, 2026)

10.5

364-Day Revolving Credit Agreement, dated as of June 26, 2026, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 29, 2026)

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

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: August 5, 2026	By:	/s/ Paul Stellato
Paul Stellato
Interim Chief Financial Officer; Vice President, Controller and Chief Accounting Officer
(Principal Financial and Accounting Officer)