Form 10-Q
period 2026-09-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2026-11-04
CIK 1136869

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

As of October 30, 2026, 189,253,888 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2026

Part I – Financial Information

Item 1. Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Sales	$2,062.9	$2,001.4	$6,326.6	$5,987.7
Cost of products sold, excluding intangible asset amortization	594.5	559.3	1,806.1	1,701.3
Intangible asset amortization	166.0	176.5	491.5	488.2
Research and development	105.9	115.9	314.1	339.8
Selling, general and administrative	855.0	811.4	2,604.2	2,384.9
Restructuring and other cost reduction initiatives	14.4	21.4	50.5	74.9
Acquisition, integration, divestiture and related	19.6	(34.4)	53.3	55.0
Operating expenses	1,755.4	1,650.1	5,319.7	5,044.1
Operating Profit	307.6	351.3	1,006.8	943.6
Other (expense) income, net	(2.5)	3.3	(3.7)	10.1
Interest expense, net	(74.9)	(75.4)	(216.6)	(220.9)
Earnings before income taxes	230.1	279.2	786.5	732.8
Provision for income taxes	37.2	48.0	155.7	165.6
Net Earnings	192.9	231.2	630.9	567.2
Less: Net earnings attributable to noncontrolling interest	1.3	0.3	2.8	1.4
Net Earnings of Zimmer Biomet Holdings, Inc.	$191.6	$230.9	$628.1	$565.8

Earnings Per Common Share
Basic	$1.01	$1.17	$3.26	$2.85
Diluted	$1.00	$1.16	$3.25	$2.84
Weighted Average Common Shares Outstanding
Basic	190.5	198.1	192.6	198.3
Diluted	191.4	198.8	193.4	199.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Earnings of Zimmer Biomet Holdings, Inc.	$191.6	$230.9	$628.1	$565.8
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	21.4	(10.6)	43.8	54.8
Unrealized cash flow hedge (losses) gains, net of tax	(25.0)	18.8	5.7	(36.6)
Reclassification adjustments on hedges, net of tax	(7.7)	(8.4)	(20.7)	(38.4)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	1.1	0.9	2.8	(0.8)
Total Other Comprehensive (Loss) Income	(10.2)	0.7	31.6	(21.0)
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$181.4	$231.6	$659.7	$544.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$399.9	$591.9
Accounts receivable, less allowance for credit losses	1,816.0	1,704.4
Inventories	2,367.2	2,286.4
Prepaid expenses and other current assets	545.9	537.3
Total Current Assets	5,129.0	5,119.9
Property, plant and equipment, net	2,310.4	2,207.1
Goodwill	10,335.5	9,947.1
Intangible assets, net	4,635.0	4,717.3
Other assets	1,128.6	1,100.3
Total Assets	$23,538.6	$23,091.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$357.5	$303.0
Other current liabilities	1,857.2	1,693.6
Current portion of long-term debt	1,287.7	587.1
Total Current Liabilities	3,502.4	2,583.7
Deferred income taxes, net	265.0	244.1
Other long-term liabilities	829.2	626.1
Long-term debt	6,216.5	6,932.0
Total Liabilities	10,813.0	10,386.0
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 319.6 million shares as of September 30, 2026 (318.7 million as of December 31, 2025) issued	3.2	3.2
Paid-in capital	10,259.7	10,178.6
Retained earnings	12,101.0	11,611.0
Accumulated other comprehensive loss	(174.1)	(205.7)
Treasury stock, 129.5 million shares as of September 30, 2026 (123.2 million as of December 31, 2025)	(9,474.3)	(8,889.4)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,715.6	12,697.7
Noncontrolling interest	10.0	8.1
Total Stockholders' Equity	12,725.6	12,705.8
Total Liabilities and Stockholders' Equity	$23,538.6	$23,091.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
						Accumulated
						Other				Total
	Common Shares		Paid-in		Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital		Earnings	(Loss) Income	Number	Amount	Interest	Equity

Balance July 1, 2026	319.4	$3.2	$10,223.2		$11,955.1	$(163.9)	(128.8)	$(9,393.7)	$8.7	$12,632.5
Net earnings	-	-	-		191.6	-	-	-	1.3	192.9
Other comprehensive loss	-	-	-		-	(10.2)	-	-	-	(10.2)
Cash dividends declared ($0.24 per share)	-	-	-	-	(45.6)	-	-	-	-	(45.6)
Stock compensation plans	0.2	-	36.5		-	-	-	-	-	36.5
Share repurchases	-	-	-		-	-	(0.7)	(80.6)	-	(80.6)
Balance September 30, 2026	319.6	$3.2	$10,259.7		$12,101.0	$(174.1)	(129.5)	$(9,474.3)	$10.0	$12,725.6

Balance July 1, 2025	318.4	$3.2	$10,108.1		$11,335.2	$(284.5)	(120.5)	$(8,637.0)	$9.3	$12,534.3
Net earnings	-	-	-		230.9	-	-	-	0.3	231.2
Other comprehensive income	-	-	-		-	0.7	-	-	-	0.7
Cash dividends declared ($0.24 per share)	-	-	-		(47.6)	-	-	-	-	(47.6)
Stock compensation plans	0.3	-	47.4		-	-	-	-	-	47.4
Balance September 30, 2025	318.7	$3.2	$10,155.5		$11,518.6	$(283.8)	(120.5)	$(8,637.0)	$9.5	$12,766.0

Balance January 1, 2026	318.7	$3.2	$10,178.6		$11,611.0	$(205.7)	(123.2)	$(8,889.4)	$8.1	$12,705.8
Net earnings	-	-	-		628.1	-	-	-	2.8	630.9
Other comprehensive income	-	-	-		-	31.6	-	-	-	31.6
Cash dividends declared ($0.72 per share)	-	-	-		(137.8)	-	-	-	-	(137.8)
Cash dividends to noncontrolling interest	-	-	-		-	-	-	-	(0.8)	(0.8)
Stock compensation plans	0.9	-	81.1		(0.2)	-	-	0.4	-	81.3
Share repurchases	-	-	-		-	-	(6.3)	(585.2)	-	(585.2)
Balance September 30, 2026	319.6	$3.2	$10,259.7		$12,101.0	$(174.1)	(129.5)	$(9,474.3)	$10.0	12,725.6

Balance January 1, 2025	317.5	$3.2	$10,038.1		$11,095.3	$(262.8)	(118.4)	$(8,405.7)	$8.1	$12,476.2
Net earnings	-	-	-		565.8	-	-	-	1.4	567.2
Other comprehensive loss	-	-	-		-	(21.0)	-	-	-	(21.0)
Cash dividends declared ($0.72 per share)	-	-	-		(142.5)	-	-	-	-	(142.5)
Stock compensation plans	0.9	-	89.6		-	-	-	0.6	-	90.2
Embody, Inc. acquisition consideration	0.3	-	27.8		-	-	-	-	-	27.8
Share repurchases	-	-	-		-	-	(2.1)	(231.9)	-	(231.9)
Balance September 30, 2025	318.7	$3.2	$10,155.5		$11,518.6	$(283.8)	(120.5)	$(8,637.0)	$9.5	$12,766.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows provided by (used in) operating activities:
Net earnings	$630.9	$567.2
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	822.8	809.8
Share-based compensation	73.0	66.1
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(75.2)	(174.7)
Receivables	(48.9)	(15.6)
Inventories	(131.3)	(86.2)
Accounts payable and accrued liabilities	30.6	(11.1)
Other assets and liabilities	65.3	24.1
Net cash provided by operating activities	1,367.2	1,179.7
Cash flows provided by (used in) investing activities:
Additions to instruments	(274.4)	(226.2)
Additions to other property, plant and equipment	(166.3)	(149.7)
Net investment hedge settlements	39.5	(5.3)
Business combination investments, net of acquired cash	(359.4)	(1,226.3)
Acquisition of intangible assets	(126.2)	(42.4)
Other investing activities	(6.3)	(3.8)
Net cash used in investing activities	(893.1)	(1,653.7)
Cash flows provided by (used in) financing activities:
Net proceeds from revolving facilities	120.0	-
Proceeds from senior notes	-	2,492.1
Redemption of senior notes	-	(863.0)
Dividends paid to stockholders	(139.2)	(142.8)
Proceeds from employee stock compensation plans	25.8	38.0
Business combination contingent consideration payments	(73.5)	(25.0)
Debt issuance costs	(1.3)	(22.7)
Repurchase of common stock	(579.3)	(237.0)
Other financing activities	(20.0)	(16.6)
Net cash (used in) provided by financing activities	(667.5)	1,223.0
Effect of exchange rates on cash and cash equivalents	1.5	18.2
Change in cash and cash equivalents	(191.9)	767.2
Cash and cash equivalents, beginning of year	591.9	525.5
Cash and cash equivalents, end of period	$399.9	$1,292.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the 2025 annual consolidated financial statements and accompanying notes included in Exhibit 99.1 to our Current Report on Form 8-K filed on August 5, 2026. In the quarter ended March 31, 2026, the responsibilities of certain senior leaders who report to our chief operating decision maker (“CODM”) and the related operating profit information that these leaders present to the CODM changed. The changes were primarily that: 1) results related to our Foot and Ankle business in Europe, Middle East and Africa and Asia Pacific are now included in the results of the Americas operating segment, and 2) certain product category expenses, such as centralized research and development and global marketing, are now included in the results of the Americas operating segment. The Current Report on Form 8-K filed on August 5, 2026 was filed solely to recast financial information and related disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2025 to reflect changes to the operating profit measures of our operating segments.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2025, condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Results for interim periods should not be considered indicative of results for the full year.

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

Accounting Pronouncements Not Yet Adopted - In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Disaggregation of Income Statement Expenses, which is an amendment to ASC Topic 220 - Comprehensive Income. The ASU improves financial reporting by requiring disclosure of additional information about specific expense categories included in the expense captions presented on the income statement as well as disclosures about selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The guidance will be applied prospectively with an option to apply the guidance retrospectively. Early adoption of this ASU is permitted. We are currently evaluating the impact this ASU will have on our disclosures.

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

In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities. The ASU establishes guidance on how to recognize, measure and present government grants, adopting certain principles from the grant accounting model in International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government

Assistance. The ASU is effective for annual reporting periods beginning after December 15, 2028 and interim periods within those fiscal years. Entities may apply the new guidance using a modified prospective, modified retrospective, or full retrospective approach. We are currently evaluating the impact this ASU will have on our consolidated financial statements and related disclosures.

3. Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
United States	$1,205.6	$1,164.0	$3,655.0	$3,451.4
International	857.2	837.3	2,671.6	2,536.3
Total	$2,062.9	$2,001.4	$6,326.6	$5,987.7

Net sales by product category are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Knees	$767.5	$792.4	$2,425.0	$2,411.2
Hips	536.5	506.2	1,623.2	1,538.1
S.E.T.	578.3	541.5	1,726.5	1,562.6
Technology & Data, Bone Cement and Surgical	180.6	161.3	551.8	475.9
Total	$2,062.9	$2,001.4	$6,326.6	$5,987.7

S.E.T. includes sales from our Sports Medicine, Biologics, Foot and Ankle, Upper Extremities, Trauma, Craniomaxillofacial and Thoracic ("CMFT") product categories.

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

4. Restructuring

In February 2025 and then as further expanded in December 2025, our management approved a global restructuring program (the “2025 Restructuring Plan”) intended to reduce costs and transform the way we operate. The 2025 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $170 million by the end of 2027. The pre-tax restructuring charges consist of employee termination benefits, contract terminations for sales agents and other charges, such as consulting fees. The expenses incurred under our 2025 Restructuring Plan are reported in our “Restructuring and other cost reduction initiatives” financial statement line item. The following table summarizes the liabilities recognized related to the 2025 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred (reversed) in the three months ended September 30, 2026	$(1.2)	$-	$0.8	$(0.4)

Balance, December 31, 2025	$91.5	$5.0	$3.1	$99.6
Expenses incurred in the nine months ended September 30, 2026	3.0	0.3	6.0	9.3
Cash payments	(62.1)	(2.8)	(6.8)	(71.7)
Foreign currency exchange rate changes	(1.3)	-	(0.1)	(1.4)
Balance, September 30, 2026	$31.1	$2.5	$2.2	$35.8

Expense incurred since the start of the 2025 Restructuring Plan	$124.3	$7.6	$14.2	$146.1

Expense estimated to be recognized for the 2025 Restructuring Plan	$130.0	$20.0	$20.0	$170.0

In September 2026, we initiated a plan to reduce and consolidate certain manufacturing facilities (the "Manufacturing Network Optimization Plan") by the end of 2028. The Manufacturing Network Optimization Plan is intended to streamline manufacturing operations, improve operational efficiencies, and reduce production and operating costs through the consolidation of our facilities. The most significant actions under the Manufacturing Network Optimization Plan are to exit a portion of our Winterthur, Switzerland ("Winterthur") manufacturing facility and consolidate manufacturing among our Warsaw, Indiana campuses. We expect to incur approximately $60 million of exit costs, primarily severance charges, related to our Winterthur facility. In the three and nine-month periods ended September 30, 2026, we recognized severance charges of $13.5 million and $36.5 million, respectively, related to the Winterthur facility, which are expected to be paid out in 2028 once the exit activities are completed. The expenses incurred under the Manufacturing Network Optimization Plan are reported in our “Restructuring and other cost reduction initiatives” financial statement line item.

We do not include restructuring charges in the operating profit of our reportable segments. We report the expenses for other cost reduction and optimization initiatives in our “Restructuring and other cost reduction initiatives” financial statement line item because these activities also have the goal of reducing costs across the organization. However, since the cost reduction and optimization initiative expenses are not considered restructuring, they have been excluded from the amounts presented above in this note. Cost reduction and optimization initiative expenses in the three and nine-month periods ended September 30, 2026 were $1.3 million and $4.7 million, respectively.

5. Inventories

	September 30,	December 31,
	2026	2025
	(in millions)
Finished goods	$1,899.9	$1,832.2
Work in progress	179.8	181.0
Raw materials	287.5	273.2
Inventories	$2,367.2	$2,286.4

6. Property, Plant and Equipment

	September 30,	December 31,
	2026	2025
	(in millions)
Land	$22.5	$22.5
Buildings and equipment	2,487.3	2,419.8
Capitalized software costs	631.8	623.8
Instruments	4,132.5	3,905.0
Construction in progress	328.2	286.3
	7,602.3	7,257.4
Accumulated depreciation	(5,291.9)	(5,050.3)
Property, plant and equipment, net	$2,310.4	$2,207.1

We had $22.5 million and $11.7 million of property, plant and equipment included in accounts payable as of September 30, 2026 and December 31, 2025, respectively.

7. Acquisitions

2026 Acquisitions

On July 31, 2026, we acquired the ioverao business divested from Pacira BioSciences, Inc. ("Iovera"). Iovera provides us with a non-surgical, drug-free pain management technology that can be used in procedures for multiple indications across various anatomic locations. The total cash consideration paid at closing was $74.6 million with additional contingent consideration of up to $70.0 million subject to the achievement of future revenue milestones. We estimated the fair value of the additional contingent consideration to be $26.0 million as of the acquisition date.

On August 11, 2026, we acquired all of the outstanding shares of Monteris Medical US, Inc. ("Monteris"). Monteris expands our surgical technology portfolio deeper into the cranial space by providing a minimally invasive laser therapy system for brain tumors and drug-resistant epilepsy. The total aggregate cash consideration paid at closing was $193.3 million with additional contingent consideration of up to $140.0 million subject to the achievement of future regulatory and revenue milestones. We estimated the fair value of the additional contingent consideration to be $125.7 million as of the acquisition date.

On August 24, 2026, we acquired all of the outstanding shares of Alafair Biosciences, Inc. ("Alafair"). Alafair provides us with a hyaluronic acid-based soft-tissue protection device cleared for use in surgeries for tendon, ligament, skeletal muscle, and peripheral nerve applications. The total aggregate cash consideration paid at closing was $112.6 million. Additionally, we recognized $185.7 million of deferred cash consideration, representing its estimated fair value, as of the acquisition date. The deferred cash consideration will be paid in the first quarter of 2027 and is reported in "Other current liabilities" on our condensed consolidated balance sheet. Up to an additional $75.0 million of contingent consideration is subject to the achievement of future revenue milestones. We estimated the fair value of the additional consideration to be $37.0 million as of the acquisition date.

The estimated fair value of the contingent consideration liability related to the regulatory milestones was calculated based on the probability of achieving the specified milestones and considered the time value of money. The estimated fair value of the contingent consideration liabilities related to the revenue milestones is estimated using a Monte Carlo simulation method, which models a range of potential revenue trajectories over the applicable milestone periods and estimates the expected milestone payments based on the probabilities of achieving the specified thresholds. Significant assumptions used in the valuations under the Monte Carlo simulation method included revenue growth rates and the appropriate discount rate to reflect the time value of money and risk associated with the obligation.

These three acquisitions are collectively referred to in this report as the "2026 acquisitions". We accounted for the 2026 acquisitions under the acquisition method of accounting. The goodwill related to the 2026 acquisitions represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to these acquisitions is generated from the operational synergies, cross-selling opportunities and future development we expect to achieve from the technologies acquired. The goodwill expected to be deductible for income tax purposes is $36.6 million. The goodwill related to the Iovera and Alafair acquisitions is included in the Americas operating segment and the Americas excluding CMFT and Foot and Ankle reporting unit. The goodwill related to the Monteris acquisition is included in the Americas operating segment and the Americas CMFT reporting unit.

The purchase price allocations for the 2026 acquisitions are preliminary as of September 30, 2026. We require additional time to refine the fair values of intangible assets acquired, finalize the estimated fair values of contingent liabilities, and finalize tax accounts. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the respective acquisition dates.

The following table summarizes the estimates of fair values of the assets acquired and liabilities assumed related to the 2026 acquisitions (in millions):

Cash consideration	$380.5
Deferred business combination payment	185.7
Contingent consideration	188.7
Fair value of consideration transferred	$754.9

Cash	$21.2
Accounts receivable, net	19.5
Inventories	21.7
Prepaid expenses and other current assets	1.3
Intangible assets subject to amortization:
Technology	278.3
Trademarks and trade names	19.3
Customer relationships	31.7
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	10.8
Property, plant and equipment	4.0
Other assets	0.4
Current liabilities	(18.0)
Deferred income taxes	(48.8)
Other long-term liabilities	(4.7)
Total identifiable net assets	$336.7

Goodwill	$418.2

The weighted average amortization periods selected for technology, trademarks and trade names and customer relationships were 12 years, 12 years and 5 years, respectively. The IPR&D intangible asset relates to a project for one of the 2026 acquisitions that is expected to be commercialized in 2027.

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

The purchase price allocation for the Paragon 28 acquisition is considered final as of September 30, 2026. The following table summarizes the final estimates of fair value of the assets acquired and liabilities assumed related to the Paragon 28 acquisition (in millions):

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

Monogram Technologies Inc.

On October 7, 2025, we completed the acquisition of all outstanding shares of Monogram Technologies Inc. (“Monogram”), an orthopedic robotics company. Monogram's semi- and fully-autonomous robotic technologies added to our suite of orthopedic robotics, enabling solutions and analytics to address the needs of surgeons pre-, intra- and post-operatively. At the effective time of the acquisition, each outstanding common share of Monogram was automatically cancelled and retired and converted into the right to receive (i) $4.04 in cash and (ii) a non-tradeable CVR entitling the holder to receive up to $12.37 per share in cash if certain product development, regulatory and revenue milestones are achieved through 2030. Monogram also had outstanding shares of Series D preferred stock and Series E preferred stock, which were automatically cancelled and retired at the effective time of the acquisition. In the case of each share of Monogram’s Series D preferred stock, shareholders received $2.25 in cash, without interest, plus an amount equal to any accrued but unpaid dividends, and in the case of each share of Monogram’s Series E preferred stock, shareholders received $100.00 in cash, without interest. Upon completion of the acquisition, Monogram became a wholly-owned subsidiary of Zimmer Biomet.

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

The purchase price allocation for the Monogram acquisition is considered final as of September 30, 2026. The following table summarizes the final estimates of fair value of the assets acquired and liabilities assumed related to the Monogram acquisition (in millions):

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

In the three-month and nine-month periods ended September 30, 2026, the aggregate adjustments to the preliminary values of the Paragon 28 and Monogram acquisitions were not material compared to the preliminary values of either of the acquisitions.

We have not included pro forma information and certain other information under GAAP for any of the acquisitions described in this Note because they did not have a material impact on our financial position or results of operations.

In the nine-month period ended September 30, 2026, we recognized intangible assets of $83.2 million related to agreements we entered into in order to acquire the ownership rights or gain access to various developed technologies that have been approved by the U.S. Food and Drug Administration. The weighted average amortization period selected for these intangible assets was 10 years. The contractual payments under these agreements are included in "Acquisition of intangible assets" in our condensed consolidated statements of cash flows. We also made $44.5 million of payments in the nine-month period ended September 30, 2026 related to contractual obligations from similar agreements which were accrued for as of December 31, 2025.

There were no material agreements of a similar nature entered into during the nine-month period ended September 30, 2025. However, we did make $42.4 million of payments in the nine-month period ended September 30, 2025, related to contractual obligations from similar agreements which were accrued for as of December 31, 2024.

8. Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment, including the effects of changes to our reportable segments (in millions):

	Americas	EMEA	Asia Pacific	Total
Balance at December 31, 2025
Goodwill	$9,256.4	$1,405.4	$619.8	$11,281.6
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	$9,248.7	$78.6	$619.8	$9,947.1
Goodwill reportable segment change	19.9	(2.0)	(17.9)	-
Purchase accounting adjustments related to Paragon 28 acquisition	(7.0)	-	-	(7.0)
Purchase accounting adjustments related to Monogram acquisition	0.6	-	-	0.6
2026 acquisitions	418.2	-	-	418.2
Currency translation	(28.8)	(1.1)	6.5	(23.4)
Balance at September 30, 2026
Goodwill	$9,659.3	$1,402.3	$608.4	$11,670.0
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	$9,651.6	$75.5	$608.4	$10,335.5

As discussed further in Note 15, the composition of our operating segments and reportable segments changed in the three-month period ended March 31, 2026. Goodwill was reallocated from our previous reportable segments to reflect the new structure. We now have five reporting units with goodwill assigned to them as follows: 1) Americas excluding CMFT and Foot and Ankle, 2) Americas CMFT, 3) Europe, Middle East and Africa ("EMEA") excluding Foot and Ankle, 4) Asia Pacific excluding Foot and Ankle, and 5) Global Foot and Ankle.

As of January 31, 2026, we estimated the fair value of all of our reporting units, except for Americas CMFT, in order to reallocate goodwill amongst our reportable segments and to test for impairment due to the change. The Americas CMFT reporting unit was not tested for impairment as it was not impacted by the reportable segment change. Goodwill was reallocated amongst the new reporting units using the relative fair value method. The relative fair value method reallocates the goodwill that existed prior to the change by comparing the fair value of the reporting unit prior to the change versus the fair value of the components that have changed.

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

9. Debt

Our debt consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Current portion of long-term debt
Uncommitted Credit Facility	$120.0	$-
2.425% Euro Notes due 2026	567.7	587.1
4.700% Senior Notes due 2027	600.0	-
Total current portion of long-term debt	$1,287.7	$587.1

Long-term debt
4.700% Senior Notes due 2027	$-	$600.0
5.350% Senior Notes due 2028	500.0	500.0
5.050% Senior Notes due 2030	550.0	550.0
3.550% Senior Notes due 2030	257.5	257.5
2.600% Senior Notes due 2031	750.0	750.0
5.200% Senior Notes due 2034	700.0	700.0
5.500% Senior Notes due 2035	600.0	600.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
1.164% Euro Notes due 2027	567.7	587.1
3.518% Euro Notes due 2032	794.8	822.0
0.930% Swiss Notes due 2030	251.6	265.1
1.560% Swiss Notes due 2035	467.2	492.2
Debt discount and issuance costs	(40.1)	(46.1)
Adjustment related to interest rate swaps	(148.8)	(112.4)
Total long-term debt	$6,216.5	$6,932.0

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

On February 19, 2025, we completed the offering of $600.0 million aggregate principal amount of our 4.700% notes due February 19, 2027 (the “2027 Notes”), $550.0 million aggregate principal amount of our 5.050% notes due February 19, 2030 (the “2030

Notes”) and $600.0 million aggregate principal amount of our 5.500% notes due February 19, 2035 (the “2035 Notes”). Interest on these notes is payable semi-annually in arrears on February 19 and August 19 of each year, commencing on August 19, 2025. We received proceeds of $1,748.1 million from the 2027 Notes, 2030 Notes, and 2035 Notes.

On June 26, 2026, we entered into a new five-year revolving credit agreement, which we subsequently amended on August 5, 2026 (as amended, the “2026 Five-Year Credit Agreement”) and a new 364-day revolving credit agreement, which we subsequently amended on August 5, 2026 (as amended, the “2026 364-Day Revolving Credit Agreement”), as described below. Borrowings under these credit agreements will be used for general corporate purposes.

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

The 2026 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets. The 2026 Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2026 Five-Year Credit Agreement as of September 30, 2026. As of September 30, 2026, there were no outstanding borrowings under the 2026 Five-Year Credit Agreement.

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

The 2026 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets. The 2026 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2026 364-Day Revolving Credit Agreement as of September 30, 2026. As of September 30, 2026, there were no outstanding borrowings under the 2026 364-Day Revolving Credit Agreement.

On August 28, 2023, we entered into an uncommitted revolving facility letter (the "Uncommitted Credit Facility"), which provides that from time to time, we may request, and the lender in its absolute and sole discretion may provide, short-term loans. Borrowings under the Uncommitted Credit Facility may be used only for general corporate and working capital purposes. The Uncommitted Credit Facility provides that the aggregate principal amount of outstanding borrowings at any time shall not exceed $300.0 million. Each borrowing under the Uncommitted Credit Facility will mature on the maturity date specified by the lender at the time of the advance, which will be no more than 90 days following the date of the advance. The Uncommitted Credit Facility and borrowings thereunder are unsecured. Borrowings under the Uncommitted Credit Facility bear interest at floating rates, based upon either Term SOFR for the applicable interest period, the prime rate, or lender’s cost of funds, in each case, plus an applicable margin determined at the time of each borrowing. The Uncommitted Credit Facility includes customary affirmative and negative covenants and events of default for unsecured uncommitted financing arrangements. We were in compliance with all covenants under the Uncommitted Credit Facility as of September 30, 2026. As of September 30, 2026, there was $120.0 million of outstanding borrowings under the Uncommitted Credit Facility.

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

The estimated fair value of our senior notes, which includes our Euro notes and Swiss Notes, as of September 30, 2026, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $7,186.0 million. The carrying value of the outstanding $120.0 million principal balance of the Uncommitted Credit Facility approximates its fair value as it bears interest at short-term market rates.

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

The following table shows the changes in the components of AOCI, net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2025	$(169.2)	$36.6	$(73.1)	$(205.7)
AOCI before reclassifications	43.8	5.7	-	49.5
Reclassifications to statements of earnings	-	(20.7)	2.8	(17.9)
Balance at September 30, 2026	$(125.4)	$21.6	$(70.3)	$(174.1)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location on
Component of AOCI	2026	2025	2026	2025	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$9.6	$10.7	$26.0	$47.4	Cost of products sold
Forward starting interest rate swaps	(0.2)	(0.2)	(0.6)	(0.6)	Interest expense, net
	9.4	10.5	25.4	46.8	Total before tax
	1.7	2.1	4.7	8.4	Provision for income taxes
	$7.7	$8.4	$20.7	$38.4	Net of tax
Defined benefit plans
Prior service cost and unrecognized actuarial loss	$(1.5)	$(1.1)	$(3.6)	$1.0	Other (expense) income, net
	(0.4)	(0.2)	(0.8)	0.2	Provision for income taxes
	$(1.1)	$(0.9)	$(2.8)	$0.8	Net of tax
Total reclassifications	$6.6	$7.5	$17.9	$39.2	Net of tax

The following tables show the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$28.8	$7.4	$21.4	$68.9	$25.1	$43.8
Unrealized cash flow hedge (losses) gains	(29.9)	(4.9)	(25.0)	6.9	1.2	5.7
Reclassification adjustments on cash flow hedges	(9.4)	(1.7)	(7.7)	(25.4)	(4.7)	(20.7)
Adjustments to prior service cost and unrecognized actuarial assumptions	1.5	0.4	1.1	3.6	0.8	2.8
Total Other Comprehensive (Loss) Income	$(9.0)	$1.2	$(10.2)	$54.0	$22.4	$31.6

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(9.2)	$1.4	$(10.6)	$(11.3)	$(66.1)	$54.8
Unrealized cash flow hedge gains (losses)	23.3	4.5	18.8	(43.7)	(7.1)	(36.6)
Reclassification adjustments on cash flow hedges	(10.5)	(2.1)	(8.4)	(46.8)	(8.4)	(38.4)
Adjustments to prior service cost and unrecognized actuarial assumptions	1.1	0.2	0.9	(1.0)	(0.2)	(0.8)
Total Other Comprehensive Income (Loss)	$4.7	$4.0	$0.7	$(102.8)	$(81.8)	$(21.0)

11. Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of September 30, 2026
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$23.3	$-	$23.3	$-
Cross-currency interest rate swaps	31.1	-	31.1	-
Total Assets	$54.4	$-	$54.4	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$5.3	$-	$5.3	$-
Cross-currency interest rate swaps	4.3	-	4.3	-
Interest rate swaps	148.8	-	148.8	-
Contingent payments related to acquisitions	434.9	-	-	434.9
Total Liabilities	$593.3	$-	$158.4	$434.9

	As of December 31, 2025
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$41.4	$-	$41.4	$-
Cross-currency interest rate swaps	49.7	-	49.7	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	4.0	-	4.0	-
Total Assets	$95.1	$-	$95.1	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$4.8	$-	$4.8	$-
Cross-currency interest rate swaps	9.4	-	9.4	-
Interest rate swaps	112.4	-	112.4	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.4	-	1.4	-
Contingent payments related to acquisitions	299.2	-	-	299.2
Total Liabilities	$427.2	$-	$128.0	$299.2

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

Contingent payments related to acquisitions consist of sales-based payments and development and regulatory milestones, and are valued using discounted cash flow techniques. The fair value of sales-based payments is based upon significant unobservable inputs such as probability-weighted future revenue estimates and simulating the numerous potential outcomes, and changes as revenue estimates increase or decrease. The fair value of the development and regulatory milestones is based on the probability of success in obtaining the specified development achievement or regulatory approval. The fair value of sales-based payments and development and regulatory milestones utilize significant unobservable inputs, which could reasonably change in future periods resulting in significantly higher or lower fair value measurements. If our estimates of future revenue or probability of achievement increase, the fair value measurements for these contingent payments will increase. Vice versa, if our estimates of future revenue or probability of achievement decrease, the fair value measurements for these contingent payments will decline. For each of our acquisitions that include contingent consideration, there is a maximum payout. Accordingly, the range of our potential contingent consideration payments are $0 to $1 billion.

The following table provides a reconciliation of the beginning and ending balances for the nine-month periods ended September 30, 2026 and 2025, of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities	September 30, 2026	September 30, 2025
Contingent payments related to acquisitions
Beginning balance	$299.2	$180.7
New contingent consideration related to acquisitions	188.7	35.0
Change in estimates	25.2	(62.8)
Settlements	(78.4)	(52.8)
Foreign currency impact	0.2	2.1
Ending balance	$434.9	$102.2

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

As of September 30, 2026 and December 31, 2025, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Long-term debt	$847.8	$884.0	$(148.8)	$(112.4)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes due 2045 we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering. The interest rate swaps were settled, and the remaining loss to be recognized at September 30, 2026, was $21.9 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

At September 30, 2026, we had receive-fixed-rate, pay-fixed-rate cross-currency interest rate swaps with notional amounts outstanding of Japanese Yen 54.1 billion and Swiss Franc 290 million. These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Japanese Yen and Swiss Franc. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated. We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings. The net cash received or paid related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows. In the nine-month period ended September 30, 2026, Swiss Franc 50 million of our cross-currency interest rate swaps matured at a loss of $8.9 million and Japanese Yen 24.1 billion of our cross-currency interest rate swaps matured at a gain of $26.2 million. In the nine-month period ended September 30, 2025, Euro 225 million of our cross-currency interest rate swaps matured at a loss of $8.0 million and Swiss Franc 75 million of our cross-currency interest rate swaps matured at a loss of $18.6 million. The settlement of gains and losses with the counterparties is reflected in investing cash flows in our condensed consolidated statements of cash flows and will remain in AOCI on our condensed consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts and options outstanding at September 30, 2026, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from October 2026 through March 2029. As of September 30, 2026, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,789.9 million. As of September 30, 2026, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $320.3 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)					Amount of Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location on	September 30,		September 30,
Derivative Instrument	2026	2025	2026	2025	Statements of Earnings	2026	2025	2026	2025
Foreign exchange forward contracts	$(29.9)	$23.3	$6.9	$(43.7)	Cost of products sold	$9.6	$10.7	$26.0	$47.4
Forward starting interest rate swaps	-	-	-	-	Interest expense, net	(0.2)	(0.2)	(0.6)	(0.6)
	$(29.9)	$23.3	$6.9	$(43.7)		$9.4	$10.5	$25.4	$46.8

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at September 30, 2026, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $22.2 million, or $21.6 million after taxes, which is deferred in AOCI. A gain of $35.7 million, or $29.6 million after taxes, is expected to be reclassified to earnings in cost of products sold, and a loss of $0.8 million, or $0.6 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Cost of	Interest	Cost of	Interest	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$594.5	$(74.9)	$559.3	$(75.4)	$1,806.1	$(216.6)	$1,701.3	$(220.9)
The effects of fair value, cash flow and net investment hedging:
Loss on fair value hedging relationships
Interest rate swaps	-	(6.7)	-	(8.2)	-	(19.2)	-	(24.2)
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	9.6	-	10.7	-	26.0	-	47.4	-
Forward starting interest rate swaps	-	(0.2)	-	(0.2)	-	(0.6)	-	(0.6)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	6.3	-	6.8	-	20.0	-	17.0

Derivatives Not Designated as Hedging Instruments

The following (losses) gains from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended		Nine Months Ended
	Location on	September 30,		September 30,
Derivative Instrument	Statements of Earnings	2026	2025	2026	2025
Foreign exchange forward contracts	Other (expense) income, net	$(12.1)	$9.3	$(12.9)	$(2.1)

These (losses) gains do not reflect gains of $5.3 million in the three-month period ended September 30, 2026, losses of $11.1 million in the three-month period ended September 30, 2025, losses of $4.5 million in the nine-month period ended September 30, 2026 and losses of $2.9 million in the nine-month period ended September 30, 2025, recognized in other (expense) income, net as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of September 30, 2026 and December 31, 2025, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets. On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with substantially all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of September 30, 2026		As of December 31, 2025
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$39.9	Other current assets	$50.7
Cross-currency interest rate swaps	Other current assets	27.0	Other current assets	29.0
Foreign exchange forward contracts	Other assets	12.6	Other assets	18.7
Cross-currency interest rate swaps	Other assets	4.1	Other assets	-
Interest rate swaps	Other assets	-	Other assets	20.7
Total asset derivatives		$83.6		$119.1

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$-	Other current assets	$5.2

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$25.1	Other current liabilities	$24.9
Cross-currency interest rate swaps	Other current liabilities	-	Other current liabilities	9.4
Foreign exchange forward contracts	Other long-term liabilities	9.4	Other long-term liabilities	7.9
Cross-currency interest rate swaps	Other long-term liabilities	4.3	Other long-term liabilities	-
Interest rate swaps	Other long-term liabilities	148.8	Other long-term liabilities	112.4
Total liability derivatives		$187.6		$154.6

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$-	Other current liabilities	$2.6

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of September 30, 2026			As of December 31, 2025
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$39.9	$22.1	$17.8	$50.7	$21.5	$29.2
Cash flow hedges	Other assets	12.6	7.1	5.5	18.7	6.5	12.2
Derivatives Not Designated as Hedges	Other current assets	-	-	-	5.2	1.2	4.0

Liability Derivatives
Cash flow hedges	Other current liabilities	25.1	22.1	3.0	24.9	21.5	3.4
Cash flow hedges	Other long-term liabilities	9.4	7.1	2.3	7.9	6.5	1.4
Derivatives Not Designated as Hedges	Other current liabilities	-	-	-	2.6	1.2	1.4

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Instrument	2026	2025	2026	2025

Euro Notes	$12.8	$(2.7)	$65.9	$(237.3)
Swiss Notes	25.0	(10.5)	38.6	(10.5)
Cross-currency interest rate swaps	(5.4)	8.9	3.9	(43.5)
	$32.4	$(4.3)	$108.4	$(291.3)

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

In the three and nine-month periods ended September 30, 2026, our effective tax rate (“ETR”) was 16.2 percent and 19.8 percent, respectively, compared to 17.2 percent and 22.6 percent in the three and nine-month periods ended September 30, 2025, respectively. The 16.2 percent and the 19.8 percent ETR in the three and nine-month periods ended September 30, 2026, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations and certain discrete tax items. The 17.2 percent and the 22.6 percent ETR in the three and nine-month periods ended September 30, 2025, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which generally have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits, appeals, and litigation;

and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

14. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Weighted average shares outstanding for basic net earnings per share	190.5	198.1	192.6	198.3
Effect of dilutive stock options and other equity awards	0.9	0.7	0.8	0.7
Weighted average shares outstanding for diluted net earnings per share	191.4	198.8	193.4	199.0

During the three and nine-month periods ended September 30, 2026, an average of 3.6 million options and 3.9 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive. During the three and nine-month periods ended September 30, 2025, an average of 4.3 million options and 4.6 million options, respectively, to purchase shares of common stock were not included for the same reason.

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

Segment operating profit measures by segment are as follows (in millions):

	Americas		EMEA		Asia Pacific		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025

Net Sales	$1,318.4	$1,268.3	$418.9	$408.1	$325.6	$325.0	$2,062.9	$2,001.4
Cost of products sold, excluding intangible asset amortization	296.1	284.4	162.6	156.7	115.8	115.3
Selling, general and administrative	446.6	387.8	129.8	131.7	88.9	94.3
Research and development	75.9	73.7	1.9	1.8	2.7	3.3
Segment profit	$499.7	$522.5	$124.6	$117.8	$118.2	$112.1	$742.5	$752.4
Corporate items							269.0	224.6
Intangible asset amortization							166.0	176.5
Other (expense) income, net							2.5	(3.3)
Interest expense, net							74.9	75.4
Earnings before income taxes							$230.1	$279.2

	Americas		EMEA		Asia Pacific		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025

Net Sales	$4,001.9	$3,762.2	$1,387.3	$1,307.9	$937.4	$917.7	$6,326.6	$5,987.7
Cost of products sold, excluding intangible asset amortization	914.0	855.3	531.6	489.2	327.9	316.2
Selling, general and administrative	1,304.9	1,132.6	422.1	391.0	284.2	270.2
Research and development	218.9	218.3	5.6	5.6	9.9	10.1
Segment profit	$1,564.0	$1,556.0	$428.0	$422.1	$315.3	$321.1	$2,307.3	$2,299.2
Corporate items							809.0	867.4
Intangible asset amortization							491.5	488.2
Other (expense) income, net							3.7	(10.1)
Interest expense, net							216.6	220.9
Earnings before income taxes							$786.5	$732.8

Depreciation and amortization included in segment profit is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Americas	$46.5	$46.0	$136.4	$132.5
EMEA	17.1	16.4	50.5	47.9
Asia Pacific	16.3	15.2	47.4	45.4
Corporate items	36.1	29.5	97.0	95.8
Intangible asset amortization	166.0	176.5	491.5	488.2
Total	$282.0	$283.6	$822.8	$809.8

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

We recognize litigation-related charges and gains in Selling, general and administrative expense on our condensed consolidated statement of earnings. During the three and nine-month periods ended September 30, 2026, we recognized $17.8 million and $40.7 million, respectively, of net litigation-related charges. During the three and nine-month periods ended September 30, 2025, we recognized $3.1 million and $10.4 million, respectively, of net litigation-related charges. At September 30, 2026 and December 31, 2025, accrued litigation liabilities were $139.0 million and $136.2 million, respectively. These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies and not just the claims discussed below. We have also succeeded to Paragon 28’s existing litigation matters as a result of the Paragon 28 acquisition. We have evaluated these litigation matters and have recognized immaterial related liabilities as part of the assets and liabilities acquired on the acquisition date. The ultimate cost of litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on our financial condition and results of operations.

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

In addition, we have entered into business combinations that include contingent consideration. The range of our potential contingent consideration payments are $0 to $1 billion that may be paid out through 2031.

In the nine-month period ended September 30, 2026, we executed a commitment letter to invest in an investment fund with a capital commitment of up to $300 million, which is expected to become callable over a four-year period. The investment fund intends to invest in healthcare companies and assets, with a primary focus on transformative healthcare innovations that address musculoskeletal and rheumatologic conditions, enabling improved human mobility and performance, primarily through privately negotiated investments in healthcare enterprises and assets. We expect that the investment fund will commence by the end of 2026, at which time we will begin making investments.

U.S. Tariffs: On February 20, 2026, the U.S. Supreme Court ruled the International Emergency Economic Powers Act ("IEEPA") does not authorize the President to impose tariffs, effectively invalidating IEEPA-based tariffs that had been in effect since February 2025. However, the ruling did not invalidate any other tariffs. In addition, immediately following the IEEPA decision, the U.S. government initiated new tariffs under alternative authorities. Following the Supreme Court ruling, on March 4, 2026, the Court of International Trade issued an order directing Customs and Border Protection ("CBP") to begin paying refunds immediately. The CBP developed a new system to process the unprecedented volume of IEEPA tariff refunds. Prior to the Supreme Court ruling, we had paid IEEPA tariffs of approximately $77 million. In the second quarter of 2026, we started submitting refund requests and received a portion of previously paid IEEPA tariffs. We believe it is probable that we will recover the full amount of the IEEPA tariffs paid and therefore recognized a receivable in the first quarter of 2026 under the loss recovery accounting model. As a result, during the nine-month period ended September 30, 2026, we reduced cost of products sold by approximately $30 million, representing the amount of inventory we previously sold to customers upon which we had recognized expense for tariffs. In addition, during the nine-month period ended September 30, 2026, we reduced inventory and property, plant and equipment by $39 million and $8 million, respectively, for tariffs that had been capitalized as part of the cost of inventory and instruments. We will continue to monitor recent developments on tariff policy and evaluate any changes to the applicability of tariffs to our business as they occur.

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

Executive Level Overview

Results for the Three and Nine-Month Periods ended September 30, 2026

In the three and nine-month periods ended September 30, 2026, our net sales increased 3.1 percent and 5.7 percent, respectively, when compared to the same prior year periods. Net sales growth was driven by a combination of opportunistic end-of-quarter customer purchases; the 2026 acquisitions; growth in sales of our foot and ankle, ROSA® Robot and bone cement products; market growth; and new product introductions. In addition, Paragon 28 had a positive impact on our net sales of 1.5 percent in the nine-month period ended September 30, 2026. Additionally, our net sales experienced a negative effect of 0.6 percent and a positive effect of 0.7 percent from changes in foreign currency exchange rates in the three and nine-month periods ended September 30, 2026, respectively.

Our net earnings were $191.6 million and $628.1 million in the three and nine-month periods ended September 30, 2026, respectively, compared to $230.9 million and $565.8 million, respectively, in the same prior year periods. The decrease in net earnings in the three-month period ended September 30, 2026, when compared to the same prior year period, was primarily due to favorable adjustments related to contingent consideration for previous acquisitions in the prior year period that did not recur. This unfavorable item was partially offset by increased net sales, lower spending on R&D projects and savings from our restructuring programs in the current year period. The increase in net earnings in the nine-month period ended September 30, 2026, when compared to the same prior year period, was primarily due to increased net sales, a favorable adjustment of approximately $30 million related to probable U.S. tariff refunds, lower acquisition and integration costs due to significant charges incurred in the 2025 period related to the Paragon 28 acquisition that did not recur, lower spending on R&D projects and savings from our restructuring programs.

2026 Outlook

We expect year-over-year net sales growth of 4.4 percent to 4.9 percent in 2026. Growth is expected to be driven by overall market growth, new products, acquisitions (including Paragon 28) and positive effects of changes in foreign currency exchange rates, partially offset by price declines and changes to our go-to-market strategy in both the U.S. and certain international markets. These expected impacts, combined with the uncertain timing of incentivized stocking orders and capital sales, could cause fluctuations in our quarterly results. We estimate that the Paragon 28 acquisition will contribute an additional 1.1 percent to the year-over-year net sales growth for the period up until the one-year anniversary of the deal closing in April 2026. We expect foreign currency to have a 0.25 percent positive impact on year-over-year net sales growth. We estimate operating profit will increase in 2026 compared to 2025 due to higher net sales and leverage from fixed operating expenses. Operating profit is also expected to benefit from refunds of U.S. tariffs paid in 2025, ongoing savings from our restructuring plans, non-recurrence of inventory and instrument charges recognized in 2025 related to certain product lines we expect to discontinue and lower employee termination and other charges from our restructuring plans. However, we expect that these favorable items may be partially offset by the impact from inflation, investments in our U.S. commercial sales channel and higher net interest expense.

Results of Operations

We review sales by two geographies, the United States and International, and by the following product categories: Knees; Hips; S.E.T. (Sports Medicine, Upper Extremities, Foot and Ankle, Trauma, Craniomaxillofacial and Thoracic); and Technology & Data, Bone Cement and Surgical. This sales analysis differs from our reportable operating segments, which are based upon our senior management organizational structure and how we allocate resources toward achieving operating profit goals. We review sales by these geographies because the underlying market trends in any particular geography tend to be similar across product categories, because we primarily sell the same products in all geographies and many of our competitors publicly report in this manner. Our business is seasonal in nature to some extent, as many of our products are used in elective surgical procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans. Additionally, with sales to customers where title to product passes upon shipment, these customers may purchase items in large quantities if incentives are offered or if there are new product offerings in a market, which could cause period-to-period differences in sales.

Net Sales by Geography

The following tables present our net sales by geography and the percentage changes (dollars in millions):

	Three Months Ended
	September 30,
	2026	2025	% Inc
United States	$1,205.6	$1,164.0	3.6%
International	857.2	837.3	2.4
Total	$2,062.9	$2,001.4	3.1

	Nine Months Ended
	September 30,
	2026	2025	% Inc
United States	$3,655.0	$3,451.4	5.9%
International	2,671.6	2,536.3	5.3
Total	$6,326.6	$5,987.7	5.7

Net Sales by Product Category

The following tables present our net sales by product category and the percentage changes (dollars in millions):

	Three Months Ended
	September 30,
	2026	2025	% Inc / (Dec)
Knees	$767.5	$792.4	(3.1)%
Hips	536.5	506.2	6.0
S.E.T.	578.3	541.5	6.8
Technology & Data, Bone Cement and Surgical	180.6	161.3	11.9
Total	$2,062.9	$2,001.4	3.1

	Nine Months Ended
	September 30,
	2026	2025	% Inc
Knees	$2,425.0	$2,411.2	0.6%
Hips	1,623.2	1,538.1	5.5
S.E.T.	1,726.5	1,562.6	10.5
Technology & Data, Bone Cement and Surgical	551.8	475.9	16.0
Total	$6,326.6	$5,987.7	5.7

The following table presents our net sales by geography for our Knees and Hips product categories (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Inc / (Dec)	2026	2025	% Inc
Knees
United States	$431.3	$440.1	(2.0)%	$1,355.4	$1,347.8	0.6%
International	336.3	352.3	(4.5)	1,069.6	1,063.4	0.6
Total	$767.5	$792.4	(3.1)	$2,425.0	$2,411.2	0.6
Hips
United States	$280.1	$264.7	5.8%	$846.1	$801.4	5.6%
International	256.4	241.5	6.2	777.1	736.6	5.5
Total	$536.5	$506.2	6.0	$1,623.2	$1,538.1	5.5

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had a positive effect of 4.4 percent and 5.7 percent on year-over-year sales during the three and nine-month periods ended September 30, 2026, respectively. Opportunistic end-of-quarter customer purchases, the 2026 acquisitions, increased ROSA® Robot and bone cement sales, market growth and new product introductions contributed positively to volume and mix trends in both periods. In addition, the Paragon 28 acquisition contributed 1.5 percent to volume growth in the nine-month period ended September 30, 2026.

Pricing Trends

Global selling prices had a negative effect of 0.7 percent on year-over-year sales during both the three and nine-month periods ended September 30, 2026. We continue to experience pricing pressure from local hospitals, health systems, and governmental healthcare cost containment efforts. In addition, volume-based discounts to incentivize customer purchases had a negative effect on our pricing in both periods.

Foreign Currency Exchange Rates

For the three and nine-month periods ended September 30, 2026, changes in foreign currency exchange rates had a negative effect of 0.6 percent and a positive effect of 0.7 percent on year-over-year sales, respectively. If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a positive impact of approximately 0.25 percent on full-year 2026 sales.

Geography

The 3.6 percent and 5.9 percent net sales growth in the U.S. in the three and nine-month periods ended September 30, 2026, respectively, was driven by opportunistic end-of-quarter customer purchases, the 2026 acquisitions, increased ROSA® Robot sales and market growth in our Hips and S.E.T. product categories. In addition, the Paragon 28 acquisition contributed 2.1 percent to U.S. net sales growth in the nine-month period ended September 30, 2026. Internationally, net sales increased by 2.4 percent and 5.3 percent during the three and nine-month periods ended September 30, 2026, respectively, when compared to the same prior year periods. These increases were driven by increased ROSA® Robot sales, increased bone cement sales and market growth in most of our international markets. In addition, the Paragon 28 acquisition contributed 0.7 percent to International net sales growth in the nine-month period ended September 30, 2026. Our International sales were negatively affected by 1.5 percent and positively affected by 1.5 percent due to changes in foreign currency exchange rates in the three and nine-month periods ended September 30, 2026, respectively.

Product Categories

The Knees net sales decline in the three-month period ended September 30, 2026, and the modest growth in the nine-month period ended September 30, 2026, were primarily due to our sales force transition and competition in the U.S., and our distributor transition in China, which were partially offset by opportunistic end-of-quarter customer purchases. Hips net sales benefited from opportunistic end-of-quarter customer purchases, market growth and new product introductions in the three and nine-month periods ended September 30, 2026. Changes in foreign currency exchange rates had a negative effect of 0.5 percent and a positive effect of 0.8 percent on Knees net sales in the three and nine-month periods ended September 30, 2026, respectively. Changes in foreign currency exchange rates had a negative effect of 1.0 percent and a positive effect of 0.4 percent on Hips net sales in the three and nine-month periods ended September 30, 2026, respectively. The S.E.T. net sales increase in the three and nine-month periods ended September 30, 2026, was primarily the result of the 2026 acquisitions and growth in sales of our foot and ankle, upper extremities and craniomaxillofacial and thoracic products. The Paragon 28 acquisition contributed 5.8 percent to S.E.T. net sales growth in the nine-month period ended September 30, 2026. Technology & Data, Bone Cement and Surgical net sales increased 11.9 percent and 16.0 percent in the three and nine-month periods ended September 30, 2026, respectively, primarily due to strong net sales of our ROSA® Robot and bone cement products.

Expenses as a Percentage of Net Sales

	Three Months Ended			Nine Months Ended
	September 30,		% Inc /	September 30,		% Inc /
	2026	2025	(Dec)	2026	2025	(Dec)
Cost of products sold, excluding intangible asset amortization	28.8%	27.9%	0.9%	28.5%	28.4%	0.1%
Intangible asset amortization	8.0	8.8	(0.8)	7.8	8.2	(0.4)
Research and development	5.1	5.8	(0.7)	5.0	5.7	(0.7)
Selling, general and administrative	41.4	40.5	0.9	41.2	39.8	1.4
Restructuring and other cost reduction initiatives	0.7	1.1	(0.4)	0.8	1.3	(0.5)
Acquisition, integration, divestiture and related	1.0	(1.7)	2.7	0.8	0.9	(0.1)
Operating profit	14.9	17.6	(2.7)	15.9	15.8	0.1

Cost of products sold, excluding intangible asset amortization, increased in amount and as a percentage of net sales in the three and nine-month periods ended September 30, 2026, when compared to the same prior year periods. The increases in amounts in both 2026 periods when compared to the same prior year periods were primarily due to higher sales volume. The increase as a percentage of net sales in the three-month period ended September 30, 2026, was due to higher manufacturing costs and the impact of net sales price declines, partially offset by a favorable mix of products sold and lower excess and obsolete inventory charges. In the nine-month period ended September 30, 2026, the year-over-year increase as a percentage of net sales was due to higher manufacturing costs, the impact of net sales price declines and incremental expense related to Paragon 28 inventory sold being stepped-up to fair value on the acquisition date, partially offset by a favorable adjustment of approximately $30 million related to U.S. tariff refunds, a favorable mix of products sold and lower excess and obsolete inventory charges.

Intangible asset amortization expense decreased in amount in the three-month period ended September 30, 2026, and increased in the nine-month period ended September 30, 2026. The decrease in the three-month period ended September 30, 2026, was due to a reduction in the useful life of certain intangible assets in the prior year period, which resulted in additional amortization that is now fully expensed. The increase in the nine-month period ended September 30, 2026, was due to amortization from the Paragon 28 acquisition.

R&D expenses decreased in amount and as a percentage of net sales in the three and nine-month periods ended September 30, 2026, when compared to the same prior year periods. The decreases were driven by completion of our spending on our initial compliance with the European Union Medical Device Regulation at the end of 2025, decreases in spending on certain projects and savings from our 2025 Restructuring Plan. These favorable items were partially offset by acquisition-related R&D expenses.

Selling, general and administrative (“SG&A”) expenses increased in amount and as a percentage of net sales in the three and nine-month periods ended September 30, 2026, when compared to the same prior year periods. The increases were driven by variable and bonus selling expenses from higher net sales and other incentive programs, higher litigation-related expenses from certain matters, and investments made in our sales force and other areas.

In February 2025 and then as further expanded in December 2025, and in December of each of 2023, 2021 and 2019, we initiated global restructuring programs. In September 2026, we also initiated a Manufacturing Network Optimization Plan. We also have other cost reduction and optimization initiatives that have the goal of reducing costs across the organization. We recognized expenses of $14.4 million and $50.5 million in the three and nine-month periods ended September 30, 2026, respectively, compared to $21.4 million and $74.9 million in the same prior year periods, respectively, related to these programs and initiatives. These expenses were primarily related to employee termination benefits, sales agent contract terminations, and consulting and project management expenses associated with these programs, as well as expenses related to other optimization initiatives. These expenses were lower in the three and nine-month periods ended September 30, 2026, when compared to the same prior year periods, due to the completion of the 2023, 2021 and 2019 plans by the end of 2025 as well as a majority of expense related to the 2025 Restructuring Plan having already been incurred by the end of 2025. For more information regarding these expenses, see Note 4 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Acquisition, integration, divestiture and related expenses increased in amount and as a percentage of net sales in the three-month period ended September 30, 2026, when compared to the same prior year period. The increases were due to favorable adjustments of $55.1 million recognized in the prior year period that did not recur from changes in the estimated fair values of contingent consideration due to updated forecasts of net sales from certain acquisitions Acquisition, integration, divestiture and related expenses decreased in amount and as a percentage of net sales in the nine-month period ended September 30, 2026, when compared to the same prior year period. The decreases were primarily driven by Paragon 28-related integration costs incurred when that acquisition was completed in the prior year period that more than offset the favorable adjustments from contingent consideration.

Other (Expense) Income, Net, Interest Expense, Net, and Income Taxes

In the three and nine-month periods ended September 30, 2026, we recognized expense of $2.5 million and $3.7 million, respectively, in our other (expense) income, net financial statement line item compared to income of $3.3 million and $10.1 million in the same prior year periods, respectively. Our other (expense) income, net financial statement line item is primarily composed of pension-related gains, changes in the value of our investments, and foreign currency exchange rate-related gains and losses and can vary based upon market conditions.

Interest expense, net, was $74.9 million and $216.6 million in the three and nine-month periods ended September 30, 2026, respectively, compared to $75.4 million and $220.9 million in the same prior year periods, respectively. The decreased interest expense in the 2026 periods when compared to the same prior year periods was due to debt refinanced in late 2025 at lower interest rates than the debt it replaced.

In the three and nine-month periods ended September 30, 2026, our effective tax rate (“ETR”) was 16.2 percent and 19.8 percent, respectively, compared to 17.2 percent and 22.6 percent in the three and nine-month periods ended September 30, 2025, respectively. The 16.2 percent and the 19.8 percent ETR in the three and nine-month periods ended September 30, 2026, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations and certain discrete tax items. The 17.2 percent and the 22.6 percent ETR in the three and nine-month periods ended September 30, 2025, respectively, were primarily driven by our mix of earnings between U.S. and foreign locations.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(dollars in millions)	2026	2025	2026	2025	2026	2025
Americas	$1,318.4	$1,268.3	$499.7	$522.5	37.9%	41.2%
EMEA	418.9	$408.1	124.6	117.8	29.7	28.9
Asia Pacific	325.6	$325.0	118.2	112.1	36.3	34.5

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(dollars in millions)	2026	2025	2026	2025	2026	2025
Americas	$4,001.9	$3,762.2	$1,564.0	$1,556.0	39.1%	41.4%
EMEA	1,387.3	1,307.9	428.0	422.1	30.9	32.3
Asia Pacific	937.4	917.7	315.3	321.1	33.6	35.0

Americas

In the Americas, operating profit decreased in the three-month period ended September 30, 2026, and increased in the nine-month period ended September 30, 2026, when compared to the same prior year periods. Operating profit as a percentage of net sales decreased in the three and nine-month periods ended September 30, 2026, when compared to the same prior year periods. Operating profit in both periods reflect higher net sales, including Paragon 28 products, but operating profit has been muted by higher selling expenses for investments we have made in our sales force.

EMEA

In EMEA, operating profit increased in the three and nine-month periods ended September 30, 2026, when compared to the same prior year periods. Operating profit as a percentage of net sales increased in the three-month period ended September 30, 2026 and decreased in the nine-month period ended September 30, 2026, when compared to the same prior year periods. The increases were primarily due to higher net sales, but were partially offset by investments in our sales force. In addition, bad debt expense in the three-month period ended September 30, 2026, was favorable when compared to the same prior year period due to certain customer accounts receivable write-offs in the prior year that did not recur.

Asia Pacific

In Asia Pacific, operating profit and operating profit as a percentage of net sales increased in the three-month period ended September 30, 2026, but decreased in the nine-month period ended September 30, 2026, when compared to the same prior year periods. The increases in the three-month period ended September 30, 2026, were primarily due to recovery of previously written-off accounts receivable, which were partially offset by higher litigation-related expenses. The decreases in the nine-month period ended September 30, 2026, were primarily due to higher selling costs and litigation-related expenses.

Liquidity and Capital Resources

As of September 30, 2026, we had $399.9 million in cash and cash equivalents. In addition, we had $1.25 billion available to borrow under our 2026 364-Day Revolving Facility, and $1.5 billion available under our 2026 Five-Year Revolving Facility. The terms of the 2026 364-Day Revolving Facility and the 2026 Five-Year Revolving Facility are described further in Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Sources of Liquidity

Cash flows provided by operating activities were $1,367.2 million in the nine-month period ended September 30, 2026, compared to $1,179.7 million in the same prior year period. The increase was due to lower restructuring-related payments; lower U.S. tariffs paid, net of refunds; lower income tax payments; and payments related to the closing of the Paragon 28 acquisition in the 2025 period that did not recur. These favorable items were partially offset by higher bonus payments and unfavorable timing of payments of accounts payable relative to the 2025 period.

Cash flows used in investing activities were $893.1 million in the nine-month period ended September 30, 2026, compared to $1,653.7 million in the same prior year period. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio, including new product introductions, optimization of our manufacturing and logistics networks and the construction of a new manufacturing facility in Costa Rica. In the nine-month period ended September 30, 2026, we paid $359.4 million related to the 2026 acquisitions, net of acquired cash, and $126.2 million related to the ownership rights or to gain access to various technologies that were recognized as intangible assets. In the nine-month period ended September 30, 2025, we paid $1,226.3 million, net of cash acquired, for the acquisition of Paragon 28, as well as paid $42.4 million related to the ownership rights or to gain access to various technologies that were recognized as intangible assets.

Cash flows used in financing activities were $667.5 million in the nine-month period ended September 30, 2026, compared to cash flows provided by financing activities of $1,223.0 million in the same prior year period. In the 2026 period, we repurchased $579.3 million of our common stock using cash on hand and net borrowings from our revolving credit facilities. In the 2025 period, we issued senior notes for proceeds of $2,492.1 million. We used these proceeds, along with cash on hand, for the acquisition of Paragon 28, to redeem $863.0 million of senior notes that were to mature on April 1, 2025, and to repurchase $237.0 million of our common stock.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of September 30, 2026, $356.1 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $55.7 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The remaining amount is denominated in currencies of the various countries where we operate. We generally intend to limit distributions from foreign subsidiaries earnings that were previously taxed in the U.S. These previously taxed earnings would not be subject to further U.S. federal tax.

As of September 30, 2026, one customer represented approximately 12% of our consolidated accounts receivable. The balance arose from a change with respect to one of our largest distributor customers. As a result of transitioning to a new platform distributor in the region, we repurchased inventory from the incumbent distributor and immediately resold most of that inventory to the new platform distributor, resulting in an immaterial impact on consolidated net sales for the three and nine-month periods ended September 30, 2026. We granted the new distributor extended payment terms allowing them to pay for their initial purchase in equal installments through October 2027. Therefore, we will have an elevated concentration of credit risk to the new distributor until the initial purchase is entirely paid. As of September 30, 2026, we owed approximately $95 million to the previous distributor from which we repurchased inventory, which we expect to pay by the end of 2026. This liability is recognized in "Other current liabilities" on our condensed consolidated balance sheet.

Other than our distributor customer referenced above, our concentrations of credit risks with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business. Substantially all of our trade receivables are concentrated in the public and private hospital and healthcare industry in the U.S. and internationally or with distributors or dealers who operate in international markets and, accordingly, are exposed to their respective business, economic and country-specific variables.

Material Cash Requirements from Known Contractual and Other Obligations

At September 30, 2026, we had outstanding debt of $7,504.2 million, of which $1,287.7 million was classified as current debt. Our current debt consists of $567.7 million of senior notes that mature on December 13, 2026, $600.0 million of senior notes that mature on February 19, 2027 and $120.0 million outstanding on our Uncommitted Credit Facility which we expect to repay within the next year. We believe we can satisfy these debt obligations with cash on hand, cash generated from our operations, by issuing new debt and/or by borrowing on our committed revolving credit facilities.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In February, May, and August 2026, our Board of Directors declared a quarterly cash dividend of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

On February 9, 2026, our Board of Directors authorized a $1.5 billion share repurchase program effective immediately, with no expiration date. As of September 30, 2026, $924.7 million remained authorized under the program.

As discussed in Note 4 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, we are executing on a 2025 Restructuring Plan and a Manufacturing Network Optimization Plan. The 2025 Restructuring Plan is expected to result in total pre-tax charges of approximately $170 million by the end of 2027, of which approximately $146 million was incurred through September 30, 2026. We expect to reduce gross annual pre-tax operating expenses by approximately $175 million relative to the 2024 baseline expenses by the end of 2027 as program benefits under the 2025 Restructuring Plan are realized. The Manufacturing Network Optimization Plan is expected to result in approximately $60 million of exit costs by the end of 2028, of which approximately $37 million was incurred through September 30, 2026.

As discussed in Note 13 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, during the course of taxing authority audits, we may have disputes and receive proposed adjustments from the taxing authorities that may be material. Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

As discussed in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters. We estimate the total liabilities for all litigation matters was $139.0 million as of September 30, 2026. However, litigation is inherently uncertain, and upon resolution of any of these uncertainties, we may incur charges in excess of these estimates, and may in the future incur other material judgments or enter into other material settlements of claims. We expect to pay these liabilities over the next few years. Additionally, we have entered into development, distribution, investment and other contractual arrangements that may result in future payments dependent upon various events such as a capital call, the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $465 million. Included in that estimate is the amount under a commitment letter we executed in the nine-month period ended September 30, 2026, to invest in an investment fund with a capital commitment of up to $300 million, which is expected to become callable over a four-year period. The investment fund intends to invest in healthcare companies and assets, with a primary focus on transformative healthcare innovations that address musculoskeletal and rheumatologic conditions, enabling improved human mobility and performance, primarily through privately negotiated investments in healthcare enterprises and assets. We estimate the investment fund will commence by the end of 2026, at which time we will begin making investments.

In addition, we have entered into business combinations that include contingent consideration. For each of our acquisitions that include contingent consideration, there is a maximum payout. Accordingly, the range of our potential contingent consideration payments are $0 to $1 billion as of September 30, 2026, that may be paid out through 2031.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 2 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

The preparation of our financial statements is affected by the selection and application of accounting policies and methods, and also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the nine-month period ended September 30, 2026 to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes repurchases of common stock settled during the three-month period ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program(1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
July 1-31, 2026	37,026	$85.00	37,026	$1,000,000,081
August 1-31, 2026	242,336	99.16	242,336	975,970,409
September 1-30, 2026	541,766	94.64	541,766	924,695,173
Total	821,128	$95.54	821,128	$924,695,173

(1) In February 2026, our Board of Directors authorized a $1.5 billion share repurchase program with no expiration date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three-month period ended September 30, 2026, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in rules of the SEC.

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

3.2	Restated Bylaws of Zimmer Biomet Holdings, Inc., effective December 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed February 24, 2023)

10.1	First Amendment to 364-Day Revolving Credit Agreement, dated as of August 5, 2026, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.2

First Amendment to Five-Year Revolving Credit Agreement, dated as of August 5, 2026, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.3*	Transition Agreement, dated August 11, 2026, by and between Zimmer Asia (HK) Limited and Yi Sang-Uk

10.4*

Form of Change in Control Severance Agreement with Gary Campbell and with Brian Hatcher (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed February 23, 2024)

10.5*	Form of Corporate Executive Confidentiality, Non-Competition and Non-Solicitation Agreement with Gary Campbell and with Brian Hatcher

10.6*	Form of Indemnification Agreement with Gary Campbell and with Brian Hatcher (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)

21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: November 4, 2026	By:	/s/ Paul Stellato
Paul Stellato
Interim Chief Financial Officer; Vice President, Controller and Chief Accounting Officer
(Principal Financial and Accounting Officer)